Form 10-K
period 2011-12-31
EYES ON THE GO, INC.
filed 2012-04-16
CIK 1498522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☑     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 333-176820

EYES ON THE GO, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2712208
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

60 Broadway, PH 12 Brooklyn, NY 11249
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (908) 229-4933

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2011, the last business day of our most recently completed second fiscal quarter, the aggregate market value of our Common Stock (our only voting or non-voting equity) held by non-affiliates, computed by reference to the price at which our Common Stock was last sold during such quarter, was $2,761,432. There were approximately 246,556,384 shares of our Common Stock held by non-affiliates on that date. This valuation is based upon the last sale price of our Common Stock on June 27, 2011 (the last day on which our Common Stock was traded during such quarter), as quoted by OTC Markets Inc., on that date ($.0112).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐      No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's sole class of common stock as of April 10, 2012 was 1,168,616,568.

(DOCUMENTS INCORPORATED BY REFERENCE)

None

EYES ON THE GO, INC.

FORM 10-K

PART I

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Company,” “we,” “us” and “our” refer to Eyes on the Go, Inc. “EOTG” refers to the corporation that conducted our business prior to the Merger and became our wholly owned subsidiary by virtue of the Merger.

ITEM 1. BUSINESS

Overview

We design, implement and provide services for the remote real-time viewing and our customers’ businesses and other facilities by their owners and customers via computers, wireless handheld devices and television equipment using the internet.

Under our remote surveillance system, owners of businesses and other facilities can monitor and control equipment and devices located at such businesses and facilities through our website, www.eyesonthego.com, or their internal communications. Such owners can view monitored facilities from video cameras, as well as receive temperature and other data, can remotely control devices, such as thermostats, lights and locks, and can receive email based alerts of door entries and other events with video clips and of equipment failures and deviations from temperature and other parameters. Our system can also store images and data for review. We commenced operations in August 2010, and have only 3 customers for this service because 11 customers for this service determined to change to our Gander.tv service.

In January 2012, we introduced an additional service by providing online streaming video and audio images from bars, restaurants and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from multiple cameras and microphones and makes them available to consumers on the Gander.tv website. In some cases, it is possible to utilize customers’ existing video and audio equipment. The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website We began selling this service in January 2012 in anticipation of the completion of the Gander.tv website, and by the end of February 2012 had installed 11 sites in the New York Metropolitan area; all of these sites were installed forcustomers for our remote monitoring service who determined to shift to the Gander.tv service. The Company has signed contracts for another 18 sites, 4 of which were implemented at the end of March 2012 and the remainder are planned to be installed in April and May 2012. We launched the Gander.tv web site in beta mode in mid-March 2012 and expect the website will be released from beta mode and promoted to the general public by the end of June 2012. The Company is focused on eliminating bugs and transmission interruptions during the beta period and on fully testing all eCommerce functions before accepting transactions from the public.

We market directly with our own sales force through direct marketing efforts using leads that are generated internally and as well as introductions made through the Sysco, Inc. sales force and support the design and manage the implementation, customization and maintenance of our services with our back office customer support staff. For more information on our relationship with Sysco, Inc. and its subsidiary, iCare, see “Our History – Marketing and Sales – iCare Agreement,” below. We rely on third parties for the equipment necessary to render our services and for installation, monitoring and maintenance services. We market primarily to business owners and managers in the hospitality industry. When the Gander.tv website is released to the public, we will also market pay-per-view entertainment from our customers’ venues to consumers.

The address of the Company is 60 Broadway, PH 12 Brooklyn, NY 11249; its telephone number is (888) 666-3597.

Our History

Prior to the Merger

We were incorporated in Delaware on March 5, 2008, for the purpose of acquiring Mutual Exchange International, Inc., a Florida corporation (“Mutual”).

Mutual was incorporated on July 16, 1990, in the State of Florida as All-Pro Marketing, Inc. On March 10, 1998, it changed its name to All-Pro Sports Marketing, Inc. and on June 12, 1998, it again changed its name to Mutual Exchange International, Inc.

On January 2, 2007, the Circuit Court of the Eleventh Circuit in and for Dade County, Florida, appointed a receiver over the business of Mutual (Case No. 06-25824 CA 23) and on January 2, 2007, that court issued an order approving the issuance of 100 million shares of the voting preferred stock of Mutual (the “Voting Preferred Stock”) to Mark Rentschler to compensate him for services theretofore rendered to Mutual. Shortly thereafter, he was elected as Mutual’s president, secretary and sole director.

In 2007 Mark E. Astrom became the controlling stockholder of Mutual through his indirect ownership of the Voting Preferred Stock, which a corporation of which he was the sole stockholder acquired from Mr. Rentschler. Upon the acquisition of the Voting Preferred Stock, Mr. Astrom became Mutual’s President and sole director and remained as such until Mutual was merged with and into the Company in 2008. In 2008, Mr. Astrom acquired 320 million shares of Mutual’s common stock for $36,000.

On March 13, 2008, Mutual merged with and into the Company. In connection with the merger, one share of the common stock of the Company was issued for each 10 shares of Mutual’s common stock and the Voting Preferred Stock was exchanged for 5 million shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”). Upon the consummation of this merger, Mr. Astrom became our sole director and president. He remained our president, sole director and controlling stockholder, until, contemporaneously with the merger described below, two additional directors were added to our board of directors, Mr. Astrom ceased to be our president and he reduced his holdings in the Company to 5,000 shares of Common Stock. In November 2009, the Company and Mr. Astrom entered into an employment agreement (the “Employment Agreement”), which terminated effective November 30, 2010, under which 500 million shares of Common Stock paid as compensation for his services were issued at his direction to a corporation of which he was the sole stockholder. For a description of this employment agreement and transactions involving these shares, see “Directors, Executive Officers and Control Persons – Related Party Transactions – Employment Agreement.”

Effective November 4, 2009, we implemented a 1-for-20 reverse split of our common stock and on November 25, 2009, the Series C Preferred Stock was exchanged for 1 share of our Series A Preferred Stock (the “Series A Preferred Stock”), which had 75% of the voting power of the Company. This share of Series A Preferred Stock has been returned to the Company and cancelled (see “Directors, Executive Officers and Control Persons – Related Party Transactions – Exchange Transaction”). For a description of the Series A Preferred Stock and Series C Preferred Stock, see “Description of Securities – Series A Preferred Stock.”

During 2009 and 2010, we took preliminary measures towards establishing a business in the areas of DNA imaging and commercial printing. The printing line of business was to be operated both independently and as a symbiotic component of the DNA imaging business. We established a business plan and took steps towards developing both lines of business, one of which was the acquisition of a plan for the development of the printing line of business from Spaceport, a California business trust (“Spaceport”), in which Mr. Astrom held a controlling interest. In November 2010, after we concluded that we would not be able to establish either line of business, we abandoned the business plan. From that time until May 1, 2011, we conducted no business and were a “shell company,” as that term is defined in Rule 405 under the Securities Act. For further information respecting transactions between Mark E. Astrom and the Company and between Spaceport and the Company, see “Directors, Executive Officers and Control Persons – Related Party Transactions.”

Effective February 2, 2010, we implemented a 1-for-500 reverse stock split (the “Reverse Split”) of our issued and outstanding common stock (with no change to the amount of our authorized common stock or the par value). As a result of the Reverse Split, the number of our issued and outstanding shares of common stock was reduced to 1,960,210. Immediately following the Reverse Split, we issued 499 million shares of Common Stock to Mark E. Astrom, pursuant to the provisions of the Employment Agreement, which required us to protect the shares of common stock that had been issued to under that agreement from reduction by virtue of the Reverse Split. See “Directors, Executive Officers and Control Persons – Related Party Transactions – Employment Agreement.”

The Merger

As of May 1, 2011, we entered into a Plan and Agreement of Merger by and among ourselves, Eyes Enterprises, Inc., a Delaware corporation and our wholly owned subsidiary, and EOTG, under which Enterprises was merged with and into EOTG, with EOTG being the surviving corporation. As incidents of this merger, we changed our corporate name to “Eyes on the Go, Inc.” and EOTG changed its corporate name to “Eyes Enterprises, Inc.” As a result of the Merger, we are no longer considered a shell company. In connection with the Merger, we issued 360,600,000 shares of Common Stock to the holders of the common stock of EOTG and Mark E. Astrom transferred 500,008,000 shares of Common Stock owned by him to said holders, ratably in accordance with their respective interests in EOTG. As a result of the Merger, Christopher Carey and Mary Weaver Carey, his wife, who are officers and directors of the Company, Blazej Kesy, who is a director of the Company and an officer of Enterprises, and Christopher Carey, Jr., who is the son of Mr. Carey and Ms. Carey, became our controlling stockholders.

Also in connection with the Merger:

We completed a private placement with four investors (the “Private Placement”) of 92,500,000 shares of Common Stock for proceeds of $152,991 in cash and payment for services under Securities Purchase Agreements. We also entered into Registration Rights Agreements with these investors, pursuant to which we filed and pursued to effectiveness a registration statement under the Securities Act covering the shares issued in the Private Placement.

We issued 55,000,000 shares of Common Stock to Fritz-MacDonald Capital, LLC (“Fritz”), and its designee. On January 23, 2010, EOTG executed and delivered an asset purchase agreement with Fritz, whereby it acquired all of the rights to the name “Eyes on the Go”; a related website, domain and URL; all assets represented in the pilot site; and all marketing and sales materials (the “Purchased Assets”). EOTG was then contemplating the Merger and agreed with Fritz that it would obtain a covenant of the Company in the Merger Agreement to issue and deliver to Fritz and/or its designees 55 million shares of Common Stock and to agree to register these shares under the Securities Act. The Merger Agreement contained a covenant to this effect, and accordingly, after the consummation of the Merger, 50,000,000 shares of Common Stock were issued to Fritz and 5,000,000 shares of Common Stock were issue to its designee. The Company also entered into Registration Rights Agreements with Fritz and its designee, in substantially the same form as were entered into with respect to the Private Placement. In connection with the purchase, Fritz was granted a security interest in the Purchased Assets until such time as the Common Stock is so registered, after which all liens or claims on the Purchased Assets will be released.

Mark E. Astrom, who was then our president and sole director, entered into an Exchange Agreement with us, under which one share of our Series A Preferred Stock and $288,706 of our indebtedness to him was exchanged for a secured promissory note of the Company, dated May 1, 2011, payable to him in the principal amount of $473,933.65 and bearing interest at the rate of 0.55% per annum. The promissory note is due May 1, 2012, is subject to acceleration in the event of certain events of default and contains a covenant under which we are required to prevent Enterprises from granting liens upon its property, except for purchase money security interests. On August 15, 2011, the promissory note was amended to reduce its principal amount to $185,227.00, including the effect of a payment of $97,943. For further information, see “Directors, Executive Officers and Control Persons – Related Party Transactions – Exchange Agreement.”

On May 10, 2011, we filed with the Secretary of State of the State of Delaware (i) a Certificate of Merger Consummating the Merger and (ii) a Certificate of Amendment to our Certificate of Incorporation changing our name from “Avenue Exchange Corp.” to “Eyes on the Go, Inc.” As a result of the Merger, our business became that of designing, implementing and providing services for the remote real-time monitoring of, and the control of equipment and devices located at, businesses and other facilities via computers, wireless handheld devices and television equipment using the internet, through our website, www.eyesonthego.com, or internal communications and we ceased to be a “shell company,” as that term is defined in Rule 405 under the Securities Act. Since the consummation of the Merger, our business has developed so as to offer streaming video and audio images from bars, restaurants and clubs to consumers via our “Gander.tv” website. For more detailed information as to our business, see “Our Business.”

Our Common Stock is quoted on Pink Sheets under the symbol “AXCG.PK.”

Our Business

We are the parent of Enterprises and conduct no business. We have no material assets other than all of the outstanding shares of Enterprises. We have no plans to conduct any business activities other than obtaining or guaranteeing financing for the business conducted by Enterprises or assisting Enterprises in obtaining such financing.

Our business relates to providing our customers and consumers with streaming video images, principally over the internet.

We design, implement and provide services for the remote real-time monitoring of, and the control of equipment and devices located at, businesses and other facilities via computers, wireless handheld devices and television equipment using the internet, through our website, www.eyesonthego.com, or internal communications. Users of these services can view monitored facilities through video cameras, as well as receive temperature and other data, can remotely control devices, such as thermostats, lights and locks, and can receive email based alerts of door entries and other events with video clips or still images and of equipment failures and deviations from temperature and other parameters. This system can also store images and data for review. Our typical remote monitoring service uses a system consisting of one or more video cameras, temperature and other sensors, door contacts, and heating, ventilation and air conditioning (“HVAC”) controllers. This service is customizable and may include email alerts with attached images or video clips which may be sent at predetermined times or intervals or may be triggered by sensors as the result of a change in temperature or another parameter, an entry into a facility or another event. Customers may also remotely monitor and control devices, such as refrigerators, thermostats, HVAC equipment and entryways. Our system can store images from multiple video cameras for review.

Our sources of revenue for video surveillance systems will be the installation fee that covers the design, installation of equipment, and initial customization; markups on installed equipment; and the recurring monthly charge for monitoring, remote access, video storage, systems maintenance and ongoing support. Installation fees are variable, depending primarily on the nature and area of the site being monitored and the amount and type of systems equipment required. The basic monthly fee is $40.00, subject to increase for certain features, such as the use of on-line storage of images.

In January 2012, we introduced our Gander.tv service. This service provides online streaming video and audio images from bars, restaurants and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from multiple cameras and microphones and makes them available to consumers on the Gander.tv website. In some cases, it is possible to utilize customers’ existing video and audio equipment. The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website. We will rely on third parties for the implementation services and for onsite maintenance. We have installed 15 sites in the New York Metropolitan area and have signed contracts for another 14 sites, which will be implemented by the end of April 2012. We have developed website applications for Gander.tv that enable our customers to schedule live broadcasts, or to post previously recorded segments which would be shown during slow or down times. Each customer will have complete control over these functions. In addition, we are introducing a pay-per-view application that will enable our customers to schedule and broadcast shows and performances for a fee determined by our customers for each show and performance in the form of an online ticket paid by major credit card or Paypal®. The purchase of an on-line ticket will entitle the purchaser to watch the live performance and have future unlimited access to the recording. The service is targeted to the performance of music, spoken word, plays and musicals, comedy, karaoke, and other performances determined by the customer. The Company will collect these fees and will remit an agreed portion of the fees to the customer. The customer will be responsible for contracts with performers, including the terms for broadcasting and releases. The Gander.tv website was released in beta mode in mid-March 2012. We expect to launch to the general public by the end of June 2012. Each venue will have a dedicated web page that allows for personalization including logos, description of venue, hours of operation, address and a map showing the location of the venue. Except for pay-per-view performances, access to the Gander.tv website will be free to consumers. The Company provides for enhanced functions to consumers who sign up for free membership including personalized web pages with highlighted favorites.

Our sources of revenue for Gander.tv services online streaming video and audio website will include small installation fees to cover basic installation services. The Company retains ownership of all hardware and software including the on-site processor, cameras and microphones. We also receive monthly recurring revenue for providing these services, including all video and audio image storage and access to consumers, which is in the range of $150.00 to $300.00 per month depending upon the number of components installed. In addition, the Company receives a portion of the pay-per-view fees charged to the consumer as a revenue sharing arrangement with the venues. The Company expects to generate future revenue through video and banner ad placement, through promotional programs and venue placement fees, and with select consumer product sponsorships. Because the Company does not know what fees will be charged for each show or performance, because the Company’s share of these fees is subject to negotiation and because it is too early in the development of the website to determine the level of consumer interest, the Company cannot predict the impact of the pay-per-view feature of the Gander.tv website on its revenues and profits.

We market directly with our own sales force, using leads that are generated internally and by Sysco through its iCare marketing program and other third parties and support the design and to manage the implementation, customization and maintenance of our services with our back office customer support staff. We will rely on third parties for the equipment necessary to render our services and for installation, monitoring and maintenance services. We are increasing our sales efforts.

We are marketing our remote monitoring and Gander.tv services primarily to business owners and managers in the hospitality industry, which comprises restaurants, bars, nightclubs, coffee shops and performance spaces. Our remote monitoring service is adaptable to other businesses and residences and, at some time in the future, we may seek to promote our services in these areas.

We commenced operations in August 2010 as a development-stage company; as of the first quarter of 2011, we no longer met the criteria for a development stage company.

The Company believes that the industries in which it is rendering services are experiencing growth as the result of the availability of sophisticated and relatively inexpensive hardware (mostly manufactured in Asia) with the ability to transmit images and other data over the internet and, in the case of video surveillance, to control devices with commands delivered over the internet. Other factors enhancing such growth are the development of software applications that enable the utilization of these services on and/or from smartphones and other handheld wireless devices; and in the case of video surveillance, the discounting of insurance premiums for facilities in which monitoring systems have been installed and the ability to use recorded images in resisting false or overstated claims and for other purposes.

During the next 6 months, the Company intends to add locations to its video surveillance and Gander.tv businesses through direct marketing to bars, restaurants, nightclubs, performance spaces, coffee shops and other prospects while it initiates and implements its relationship with Sysco through its iCare marketing program and to add functionality for enhanced operations to its website. During this period, the Company plans to commence the implementation of its sales plan. See “Marketing and Sales – Sales Plan.”

For more information about our businesses, see “Video Surveillance Service” and “Gander.tv Online Streaming Video and Audio Service.” For information respecting our corporate history, see “Business – Our History.”

Marketing and Sales

Sales Plan

Our principal market is the hospitality industry. Our video surveillance services are positioned to provide benefits to owners and managers of facilities in this industry, including:

•	Monitoring of employees and containing labor costs.

•	Improving customer service.

•	Confirming opening and closing times.

•	Avoiding spoilage and loss of product through alerts if freezer or refrigerator temperatures rise or if equipment fails.

•	Uncovering thefts or defending against wrongful or overstated claims by referencing stored images.

•	Reducing heating and air conditioning costs through timed setbacks on HVAC equipment and remote verification of HVAC settings.

Our Gander.tv online streaming video and audio website is positioned to provide benefits to owners and managers of facilities in the hospitality industry, including:

•
Providing a view of the venue enabling consumers to get the look and “feel” of each facility , to hear what music is being played at the facility and to observe customer activity present at the facility, which the Company believes will increase traffic at the facility.

•	Linking video and audio images to the facility’s website to enhance their presentation to consumers and increase the volume of business at the facility.

•	Linking to social media sites to increase awareness and traffic to facilities, as well as increasing interest in pay-per-view events.

•	Featuring special events at facilities, including special performances, cooking shows, views from the kitchen, etc.

•
Providing additional sources of income for the Company and its customers from pay-per-view events and, through these events, permitting facilities to generate additional income from shows and performances, provide a view of facilities potential customers and to out-of–town viewers, and provide an opportunity for consumers to view sold-out shows.

We are concentrating our initial marketing efforts on the following potential customers within the hospitality industry:

•	86,000 full service restaurants

•	148,000 limited service restaurants

•	3,200 cafeterias

•	42,000 drinking establishments

•	489,000 accommodation and food service facilities

Initially, our sales and marketing efforts were conducted by in-house employees, using leads that were generated internally, to introduce our services and generate sales leads to potential customers. The Company is now receiving leads from iCare directly as a result of iCare’s services rendered under an agreement between the Company and iCare and indirectly as a result of contacts that the Company makes at trade shows that the Company is entitled to attend under the terms of this agreement. See “iCare Agreement,” below. As the revenues of the Company permit, it intends to use its internal resources to supplement the leads provided by iCare, but for the foreseeable future, the Company expects to obtain relatively few leads in relation to those that will be provided by iCare. However, the Company believes that, for the foreseeable future, leads provided pursuant to the agreement with iCare will be sufficient for the level of marketing that the Company will be able to conduct in light of its present and future staffing. Using the leads that are generated by iCare or internally, our sales personnel will make initial contact with, and make an initial presentation to, a prospect and if the prospect is interested in our services, perform a site survey and consultation to determine the configuration of components that best meets the prospect’s requirements. For example, we would determine where cameras and microphones should be situated and what additional components are needed. These personnel will then confer with our engineers and develop a proposed agreement covering the equipment to be installed, the installation fee, the customized features to be provided and the monthly monitoring fee and present it to the prospect. There is no minimum contract period. Upon the signing of the agreement, the sales person will take an impression of a credit card in order to charge the initial and monthly fees.

The Company will maintain back office customer support representatives (CSR’s) who will coordinate with our sales personnel and the customers to confirm the equipment to be installed and the specific customization of the monitoring software meet the customer’s video surveillance requirements or Gander.tv website configuration. The CSR will coordinate ordering and delivery of all equipment, and will schedule the onsite installation through a third-party contractor, who will receive a portion of our installation fee. Once equipment is installed, the customer will be trained by the CSR and if needed, by the sales person. After training is completed and the system is fully tested and operating, the customer will be charged for the installation fee and the first monthly fee.

We intend to minimize the use of outside sales representatives and, consequently, we expect to pay limited sales commissions to third parties. Sales efforts will be organized by geography, with the Company focusing on a rollout of sales personnel across all major market areas in the United States over a 24- to 36-month period, which commenced in November 2011. We initiated these sales efforts in the New York Metro area, which includes the five boroughs of New York City and Northern New Jersey. During this 24- to 36-month period, depending on our financial resources, we are planning to expand our sales and marketing staff to more than 100 persons in order to penetrate into 100 key markets throughout the United States; once we have attained this level, we intend to add sales and marketing staff as required. No assurance can be given that the Company will be able to meet this goal, because the Company will require substantial capital in order to develop its business. See “Liquidity and Capital Resources.”

The sales team for each key market will be supported by a CSR located at our headquarters in New York City. The sales team will be headed nationally by a Vice President of Sales, with regional sales managers being added as sales staff is hired and markets are developed. The Vice President of Sales and the regional managers will also be responsible for identifying and making sales presentations to corporate accounts with multiple locations.

iCare Agreement

On April 1, 2011, we entered into an agreement with iCare Marketing, Inc. (“iCare”), a wholly owned subsidiary of Sysco Corporation (“Sysco”). Sysco sells, markets and distributes food products to restaurants, healthcare and educational facilities, lodging establishments and others. Of Sysco’s 400,000 customers, approximately 250,000 are in our target market. According to Sysco, iCare provides non-competitive services and products to Sysco’s customers as a way for Sysco to differentiate itself with its customers and provide additional value in their relationships. iCare markets, among others, products and services designed to help its customers increase sales, hire and retain employees and streamline and protect business operations.

iCare is making our services available to Sysco’s customers through approximately 8,500 Sysco sales personnel located in 100 operating areas, by using its good faith efforts to communicate the benefits of these services to these customers. These efforts include personal communications, coverage in Sysco’s publications, inclusion on Sysco’s home webpage or elsewhere on its website and inclusion in iCare’s program brochure. We also have access to meetings and conferences held by iCare or Sysco and to Sysco’s trade show events. The Company has made a presentation promoting its services at one of these events and will make additional presentations at other Sysco events as it deems appropriate. Under the agreement, we are obligated to provide our services to customers produced by iCare at prices 20% lower than the prices charged to customers who purchase our services directly from us, to make financing available to customers produced by iCare who elect to enter into two- or three-year contracts with us and to accept credit cards or “normal credit terms of net 15 days” on billing. We believe that contracts that we enter into as a result of the iCare Agreement be the preponderant source of our revenue for at least the next few years, and that average revenue per contract will increase as and if we are able to conduct our own marketing operations and enter into contracts at higher prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information respecting the impact of the discounts that we are required to provide under the iCare agreement on our revenue and cash flow.

Under the iCare Agreement, we may use certain of Sysco’s service marks and trademarks, as determined by iCare, during the term of the agreement, in promoting our services to Sysco’s customers and iCare may use our trademarks, logos and other branding elements in offering and promoting our services to these customers.

Under this agreement, we may not offer or promote any of our services through a direct competitor of Sysco and iCare will not offer or promote any of services offered by certain of our competitors if those services are the subject of this agreement.

We are obligated to make the following payments to iCare under this agreement: 5% of the gross revenues received from any Sysco customer; an integration fee of $100,000, $50,000 of which has been paid in cash and the balance of which has been discharged by the company’s issuance of 15,861,372 shares of its common stock to iCare, which have been valued in our financial statements at$22,205; $250 per trade show event that we attend; and an amount to be determined for additional promotions and marketing programs. This agreement has an initial 4-year term and will be extended for successive 1-year terms unless a party gives notice of termination 90 days prior to the end of the initial term or an extension.

After payment of the integration fee in late October 2011, iCare initiated its marketing of our services. We met with the President of iCare and developed a plan for the introduction of our service to the Sysco organization and its customers. As a result of these meetings, we determined to commence our marketing operations in the New York Metro area. In particular, we will participate in local trade shows and events, provide information about our service to the local Sysco sales force and its customers through the release of a Power Point ® presentation and other sales materials to the Sysco’s local sales force and make presentations at sales meetings. The Company is meeting with prospective customers introduced by iCare. Of the 250,000 Sysco customers that are in our target market, approximately 7,000 are in in the New York Metro area.

We believe that the services provided to us by iCare will enable us to expand more quickly than we could using our internal resources alone, but we are not yet certain whether the Sysco sales organization will perceive the value of our services, the extent to which it will market our services and whether it will be able to produce leads in an amount sufficient to enable us to meet our sales goals. Especially at the beginning of the 24- to 36-month period during which we will be adding sales staff, we will be dependent upon the Sysco sales force and iCare to produce leads to prospective customers.

Remote Monitoring Service

Equipment

Most of the equipment used in providing these services, which comprise video cameras and recorders, temperature and other sensors, door contacts, HVAC controllers, will be provided by Xanboo, Inc. (“Xanboo”), a company that was acquired by ATT Inc. in December 2010, will deliver most of systems components, under an agreement that we entered into with it on October 20, 2010 (the “Xanboo Agreement”). For further information respecting the Xanboo Agreement and certain services that Xanboo provides under it, see “Monitoring, Remote Control and Image Storage – Xanboo Agreement,” below. Some components and ancillary equipment and materials may also be purchased in the open market when we can do so at lower cost or when we need to meet a customer requirement that cannot be met with equipment furnished by Xanboo. We believe that Xanboo will be able to fulfill our orders for system components timely and that, in the event that it fails to do so, similar products are available from other sources at comparable prices.

Ongoing Services to Customers

After installation of equipment is complete, we will provide our customers with monitoring, remote control, image storage and maintenance during the term of the customer’s agreement with us. These services will be coordinated by or through the Company, but will be performed to a great extent by third parties. In particular, although we will maintain our website, through which our customers can monitor their facilities and control devices at their facilities, and provide post-installation customization services, (i) the software used on our website and the proprietary services necessary for images and other data to be transmitted from a customer’s facility to the customer and for instructions for the control of devices to be transmitted from the customer to his facility will be provided by Xanboo and (ii) maintenance of the equipment at customer facilities will be performed by independent contractors located throughout the United States.

Monitoring, Remote Control and Image Storage – Xanboo Agreement

Under the Xanboo Agreement, we will rely upon Xanboo to provide, through our website, www.eyesonthego.com, the remote monitoring, image storage (from 50 to 250 gigabytes) and remote control components of our service to the customers that we are targeting in the hospitality industry. According to Xanboo, it “provides an end-to-end technology platform that enables access and control of devices locally via a TV or PC, and remotely over the Internet via a mobile phone or PC. Using Xanboo patented technology to connect from remote locations to a gateway in the home, users control and monitor devices from anywhere in the world via a standard web interface.” Xanboo operates through independent resellers, most of whom are focused on the security and alarm business and none of whom have are have expanded regionally or nationally.

The Xanboo Agreement has an initial 4-year term and will be extended for successive 1-year terms unless a party gives notice of termination 90 days prior to the end of the initial term or an extension. Under this agreement, we will pay a per customer monthly charge that will range from $2.50 to $6.75, depending on the services and the amount of video image storage that the customer selects.

We believe that the software that Xanboo has developed is well suited to enable our customers to monitor their facilities and control devices.

Maintenance

Our monthly fee for video monitoring includes reprograming software and systems maintenance, which independent contractors will perform. While some reprograming can be performed by our customers themselves, we will perform these services through our CSRs upon request. We will also provide systems maintenance through the third-party contractor that performs the initial installation. Maintenance fees will cover the replacement of any failed component, except when the failure is externally caused.

Competition

The Company has a number of competitors that offer an integration of remote video viewing and control, together with email notifications. The most significant of these include Control4 Corporation (“Control4”), SVAT Electronics, 4home, Inc. (owned by Motorola, Inc.), iControl Networks, Inc., Mi Casa Verde, Inc., and ADT Security Services, Inc. (“ADT,” which markets its competitive products under the name ADT Pulse®). Some of these competitors offer proprietary hardware and/or software.

To date, with the exception of Control4 and ADT, these competitors have focused their marketing and product development efforts on home automation (whereby devices can be programed and/or remotely controlled) and/or home monitoring and security. Only Control4 and ADT have both identified small businesses as targets for their products and only Control4 has the hospitality industry as its primary focus.

Except for ADT and iControl, our competitors rely on highly decentralized, locally based, licensed dealers to generate sales and perform installations. Many dealers sell directly to the end “do it yourself” users with no installation or customer service support. ADT, on the other hand, is promoting ADT Pulse ® as a part of its home and small business security offering, for which it has a nationwide sales, marketing and installation network, while iControl has established a relationship with ADT and GE Security, which is owned by United Technologies Corporation, to provide sales, marketing, installation and customer service in a similar manner.

We are attempting to establish our remote monitoring service as the value leader in this market. Based upon trials at our pilot locations, we believe that we will be able to provide more features and more versatile components than our competitors at competitive prices. We also believe that the convenience of our design, implementation, monitoring, customization and maintenance services distinguishes us from our competition.

The Company believes that its marketing approach of providing full system design and implementation, one-on-one meetings with customers, marketing directly to potential customers and superior support services will distinguish the Company from its competitors.

We believe that Xanboo’s services are important to our competitive position because they offer or enable us to provide competitive pricing, good value, full systems design and implementation and ongoing maintenance to businesses whose owners or managers may not have the technical expertise or desire to handle the details of implementation or maintenance.

On the other hand, to the extent that we have competitive advantages, they may be offset or completely negated because most of our competitors are better and longer established and better known than we are, may have better access to capital than we do and may be better positioned than we are to benefit from and implement technological changes, which can be sudden and unexpected in our industry and may result in the obsolescence of the products used in providing our services and the manner in which these services are provided. Two of our competitors, ADT Pulse ® and 4home, Inc., are owned by companies that have national presence, have experienced management and have access to substantial amount of capital. In addition, we may encounter new competition because the obstacles to entry into our industry are not high.

Gander.tv Online Streaming Video and Audio Service

Software and Hardware

The Company has developed proprietary software that runs on computer platforms installed at customers’ locations that consolidates video and audio images for communication over the Internet to our leased server space. This platform is an off-the-shelf industrial computer that we acquire from two manufacturers. The Company makes minor alterations in these computers in order for them to work with its system. We install off-the-shelf cameras and microphones, choosing from a number of manufacturers.

We have developed additional proprietary software that resides on leased server space and retrieves the video and audio images from the platforms at customers’ locations and records and stores these images for future access by the Gander.tv website for viewing by consumers. We have utilized existing software tools at the website for video and audio playing, web page administration, and eCommerce transaction processing. We believe that there is sufficient supply of components in the market to satisfy our implementation requirements. We also believe that we can lease server space at reasonable prices to meet foreseeable demand. The Company intends to pursue components and alternatives that will improve performance and reduce costs.

Ongoing Services to Customers

Once the equipment installation is complete, we provide customization services to each customer to set up its web page to reflect the specifics of its location, including a unique description, logo, and hours of operation, address and map. We train the customer as to the use of the pre-recorded segment feature and the pay-per-view application. The Company then releases the venue for viewing by consumers and provides ongoing support for problem determination and administrative functions. Our Program Managers will assist customers in selecting performances for pay-per-view and selecting the price that will maximize return on each event.

Maintenance

Our monthly fee includes reprograming software and system maintenance, which we will perform. We will also provide system maintenance through the third-party contractor that performed the initial installation. Maintenance fees will cover the replacement of any failed component, except when the failure is externally caused.

Competition

There are a number of web-based competitors providing streaming online video and audio services. The most significant of these are YouTube®, Ustream® and LiveStream®. In all cases, these companies rely on the customers to provide the systems and components to stream video and audio to their websites. These companies are not focused on any specific industry and their websites are filled with many individual video and audio links including many at home performances. None of these competitors provides a pay-per-view option to its customers or a prerecorded segment for play during down times.

There are a number of small web providers that have located video cameras in bars. We do not believe that any of them has the capacity to become a competitive threat and none of them provides the functionality of our systems installation, website, pay-per-view or prerecorded segment play.

There are a few websites that provide a utility for performers to post their own generated videos for a pay-per-view fee. Sites such as Stageit.com are providing this utility and rely on the performer to create the content for posting to the site. This site is focused on the performer and not the venue. This approach to the market is very different from ours and we do not believe that it is a competitive threat.

We are seeking to establish a market niche in providing innovative services involving the streaming of video and audio to owners of hospitality facilities that will both enhance their presence on the internet while providing alternate sources of income through the pay-per-view application. Our approach is to offer a low-cost alternative to a potential customer’s establishing these services for themselves or through any competitors. We believe that our focus on connecting to social media sites and leveraging social networking will greatly increase internet and eventually traffic at customers’ facilities and will distinguish us from competitors.

However, the nature of the internet and the proliferation of web based services may create or enhance ease of entry for competitors in the future. Some of these competitors may be better financed and have more resources than we will. There may also be sudden and unexpected new technologies or improvements in existing technologies that may make our approach and proprietary systems obsolete.

Research and Development

The Company has secured a small number of development staff to create our proprietary software for Gander.tv. We will continue to add resources as additional capital and cash flow permit. The Company’s efforts in this area will focus on increasing the functionality and features of its services, improving its software and the equipment that is furnished to its customers and developing additional uses for video images.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the events associated with the risk factors d e scribed below actually occurs, our business, financial condition or results of operations could suffer or we could be unable to continue to operate. In that case, the trading price of our Common Stock could decline, and you could lose all or a part of your investment. You should read the section entitled “Forward Looking Statements” for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risk Factors Related to Our Business

We have had operating losses and there can be no assurance that we can achieve or maintain profitability.

We have had operating losses since we commenced business in August 2010 and cannot assure that we will achieve profitability. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability. Our failure to do so would adversely affect our business, including our ability to raise additional funds.

We have only a few customers and there can be no assurance that we can obtain customers in sufficient number for us to become profitable.

We presently have only 15 customers and our ability to become profitable and maintain operations depends on our obtaining new customers in the near future. While we are now beginning to market our services more actively than we did during 2011 (see “iCare Agreement”), no assurance can be given that we will be successful in obtaining customers in the number required for us to become profitable and remain in business.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2011, have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our independent registered public accounting firm has issued a report on these financial statements that includes a paragraph referring to our stockholders’ deficiency, net losses and negative cash flows and expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other things, upon our ability to obtain additional equity financing or other capital and, ultimately, to generate additional revenue and become profitable. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are evaluating the possibility of raising funds through public or private equity financings, and will continue to do so. However, if adequate funds are not available to us when needed, and we are unable to enter into a relationship that will give us access to sources of cash, we will be required to curtail our operations, which would in turn raise further doubt about our ability to continue as a going concern.

Contracts with our customers are not for any fixed period.

Our contracts with our customers have no fixed term and may be canceled at the will of our customers. If a material number of customers were to cancel their contracts (which could occur, among other things, because of changes in technology or adverse publicity about the company), the Company’s revenues and income would be materially reduced and if a large number of customers were to cancel their contracts, the Company might not be able to continue to operate.

The shares of Enterprises are pledged to secure certain indebtedness and we may be unable to repay it.

All of the outstanding shares of our wholly owned subsidiary, Enterprises, through which we provide our services to our customers and which is a party to all contracts for the services and equipment that are required for us to operate, are pledged to secure the obligations of the Company under a promissory note in the principal amount of $185,277, all of which is unpaid. For further information about this promissory note, see “Directors, Executive Officers and Control Persons – Related Party Transactions – Exchange Agreement.” If we are unable to pay this promissory note when it is due on May 1, 2012, or arrange for an extension of the date on which it is due, the holder of the note will be able to foreclose on these shares, with the results that they would be sold to a third party to satisfy, in whole or in part, the indebtedness payable under the promissory note and the Company would be without operations or material assets. In these events, our shareholders could lose all, or substantially all, of their investment. We do not have funds sufficient to pay this promissory note and no assurance can be given that we will be able to obtain the funds necessary to pay it when due or at all. For further information respecting this promissory note, the circumstances under which it was issued and its holder, see “Directors, Executive Officers and Control Persons – Related Party Transactions – Exchange Transaction.”

Key components of our business strategy are the licensing of software and services from Xanboo and the use of the marketing services from iCare.

We rely on licensed software and services in order to sell and perform our services and in particular, with respect to our video surveillance business, those provided to us under an agreement between us and Xanboo, Inc., a subsidiary of ATT Corp., under which we license software, receive services and purchase equipment used in providing our video surveillance services. We could experience a material loss of revenues from our video surveillance business if this agreement were to be terminated or if we were unable to renew it upon the expiration of its 4-year term, obtain such license and services from another provider or develop them in-house, or acquire such equipment from other sources. The services for which we charge our monthly monitoring fee depend in turn upon the software that we license, the services that we receive and the equipment that we acquire under this agreement and if any of them were not available, our business would be disrupted until we were able to obtain them. If we were to lose the software licensed and the services rendered under this agreement, our business would be adversely affected and could be destroyed if such loss continued for more than one or two days. No assurance can be given that we could timely replace or develop such software or services, or license them on acceptable terms, or that new software or services would have the same level of functionality as the software and services that we are now licensing. While the term of our agreement with Xanboo expires on October 26, 2014 (subject to successive one-year extensions), it may be terminated on 30 days’ notice in the event that we fail to purchase 100 gateways per quarter from Xanboo after the first 12 months of the term of this agreement. No assurance can be given that we will develop sufficient business to purchase gateways in the required volume. For further information about our agreement with Xanboo, see “Description of Business – Equipment” and “Description of Business – System Monitoring Contract.” We rely on readily replaceable third-party servers with respect to our Gander.tv business.

With respect to marketing, we will rely heavily on services to be provided under an agreement between us and iCare Marketing, Inc. (“iCare”), a subsidiary of Sysco Corporation, to provide prospective purchasers of our services in the restaurant and hospitality business to our sales staff. No assurance can be given that iCare will provide the flow of prospects that, together with prospects generated internally and from other sources, are required to attain our sale goals. iCare has the right to terminate this agreement on 90 days’ notice, with or without cause. If this agreement were terminated for nonpayment or any other reason, we would be adversely affected because a significant source of prospects would no longer exist and we might not be able to replace iCare with another provider of similar prospects. For further information respecting our agreement with iCare, see “Description of Business – Sales.”

The acceptance of our services in the marketplace is affected by customers’ preferences and perceived needs.

Our success depends on our ability to provide unique and compelling reasons for our prospective customers to purchase our services. There is no assurance that we will be able to do so, or that if we do so, there will be sufficient demand for our services. There is also no assurance that we will be able successfully and timely to evaluate and adapt our services to changes in customers’ requirements.

We depend on independent contractors for products and services without which we cannot operate. A discontinued, inadequate or interrupted supply of these products and services would adversely affect us.

We depend upon independent manufacturers and vendors for key products used in providing our services and upon independent contractors for installation of our systems and for monitoring services. A discontinued supply of these products, or a diminution of their quality, would adversely affect us. A loss of these services could destroy our business within a few days. See “Risk Factors – Key components of our business strategy are the licensing of software and services from Xanboo and the use of the marketing services from iCare.”

In particular, we are now relying on iCare for almost all of our sales leads in marketing our services. While we believe that iCare will be able to produce a large volume of sales leads, no assurance can be given that iCare will do so in the volume necessary for us to enter into contracts sufficient in number to operate our business profitably nor do we know, at this stage of the development of our business, the rate at which we will be able to turn these sales leads into contracts. In view of the fact that we plan to concentrate in the near future on producing customers through iCare’s sales leads, rather than those developed through our internal sales force, the failure of iCare to produce such leads would impair our marketing plans and could make it impossible for us to continue to operate in the event our internal sales force were unable quickly to produce leads on its own initiative.

Except for our agreements with Xanboo and iCare, we do not have long-term contracts with any providers of these products or services and any of these providers may unilaterally terminate its relationship with us at any time or upon short notice. While we believe that there is an adequate supply of these products and services, to the extent we were to experience a delay in replacing any of these providers, our business would be harmed.

Our dependence on foreign manufacturing and supply sources could result in disruptions to our operations in certain event s and such disruptions may adversely affect us.

We obtain substantially all of the products used in providing our services directly or indirectly from manufacturers that manufacture primarily in Asia. Any of the following could disrupt our supply of these products, increase our costs, decrease our profits or impact our ability to provide services to our customers:

•	financial instability of one or more of our manufacturers or vendors;

•	political unrest, terrorism and economic instability that results in the disruption of trade in foreign countries from which products are manufactured or supplied;

•	the imposition of new regulations relating to imports, duties, taxes, and other charges on imported products;

•	occurrences of natural disasters, unusual weather conditions or epidemics;

•	changes in the United States customs procedures concerning the importation of technology products;

•	unforeseen delays in customs clearance of any goods;

•	disruptions in the global transportation network such as port strikes, world trade restrictions or armed conflicts;

•	the application of foreign intellectual property laws;

•	the ability of our manufacturers or vendors to secure sufficient credit to finance their operations, including the acquisition of raw materials; and

•	exchange rate fluctuations between the U .S. dollar and the local currencies of foreign manufacturers or vendors.

These and other factors beyond our control could interrupt our manufacturers’ production in offshore facilities, influence the ability of our manufacturers or vendors to export products cost-effectively or at all, inhibit our and our manufacturers’ or vendors’ ability to produce or provide certain materials, interrupt our supply chain or delay receipt of the products necessary to provide our services into the United States, any of which could have an adverse effect on our business, financial conditions and operations.

We may be adversely affected by the fluctuation in product prices.

The prices of the products required to provide our services may be volatile as the result of events such as market fluctuations or changes in governmental regulation. The market price of raw materials may also increase significantly in the event of shortages or high demand. Increases in these prices could ultimately result in increases in the cost of providing our services and could, in turn, adversely affect our revenue and profits.

We have limited control over our independent manufacturers and vendors and we may experience delays, product recalls or loss of revenues if their products do not meet our quality standards.

We depend on independent manufacturers to provide products in a timely manner that meet our quality standards. Their failure to do so may cause us to miss installation dates or result in diminished quality of service. Such failure may in turn result in cancellation of orders from our customers or in decreased demand for our services, either of which could have a material adverse effect on our sales, reputation, results of operations and financial condition.

We may be affected by our independent contractors’ failure to comply with laws or regulations.

Our independent contractors must comply with applicable labor and other laws, but we do not control them. Their violation of federal, state or foreign labor and other laws could result in our being subject to sanctions, including fines. To date, we have not been subject to any sanctions, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of such laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations. We could also be affected by adverse publicity respecting our suppliers resulting from their failure or perceived failure to comply with law and regulation, from their labor practices or from innumerable other causes.

Our business is impacted by general economic conditions and related uncertainties affecting markets in which we operate.

Current economic conditions, including the credit crisis affecting global financial markets and the possibility of an extended recession, globally and in the United States, could adversely impact our business. These conditions could result in reduced demand for our services, increased order cancellations and termination of service agreements by customers, increased risk of failure of our customers and a subsequent loss in revenue and increased pressure on the prices for our services.

Currency exchange rate fluctuations and other supplier-related risks could increase our expenses.

The products required to render our services are manufactured by independent domestic and foreign manufacturers, with the largest concentration in Asia. Difficulties encountered by these suppliers, such as fire, accident, natural disasters, outbreaks of contagious diseases or economic and political instability, could halt or disrupt production of these products. Also, the prices that we pay to these suppliers could increase if raw materials, labor or other costs increase. In addition, restrictive actions by foreign governments, a strengthening of foreign currencies versus the U.S. dollar or changes in import duties or import or export restrictions could increase the prices for these products. If we are unable to pass these cost increases along to our customers, profitability could be adversely affected.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, result in our failure to gain market share and, as a result, to increase our revenue s and attain profitability.

The remote monitoring and control market is highly competitive. We compete with other service providers, most, if not all, of whom have greater financial resources and larger customer bases than we have and have better access to sources of capital than we do. As a result, these competitors may be able to:

•	adapt to changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily;

•	undertake greater research and development activities;

•	devote greater resources to the marketing and sale of their products; and

•	adopt more aggressive pricing strategies than ours.

For further information respecting our competitive position see “Description of Business – Video Surveillance – Competition” and “Description of Business – Gander.tv Online Streaming Video and Audio System – Competition.”

Failure to adequately protect intellectual property rights could adversely affect our business.

We license distinctive software for utilization with the products that are used in providing our services and believe that having the use of this software is an important factor in marketing and providing our services. We believe that the intellectual property that we license and our licensors’ intellectual property rights are important to our success and to improving our competitive position. If our licensors were to fail to pursue or were to be unsuccessful in pursuing claims of infringement against a third party who infringes such software or if a third party were to be successful in defending a claim of infringement by a licensor with respect to such software, we could be adversely affected. In addition, actions that we and our licensors take to protect intellectual property rights may not be adequate to prevent misuse or imitation of this software by third parties or to prevent them from seeking to block sales of our services based on claims that these services violate their intellectual proprietary rights.

Our business depends substantially on the continuing efforts of our senior management and other key personnel, and our business could be severely disrupted if we were to lose their services.

Our future success heavily depends on the continued service of our senior management and other key employees, the loss of any of whom could adversely affect our ability to execute our business strategy. In particular, we rely on the expertise and experience of Christopher Carey, our Chairman and Chief Executive Officer and Acting Chief Financial Officer, Mary Weaver Carey, our Vice President of Operations, and Blazej Kesy, our Chief Technology Officer. If one or more of our senior executives were unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating their replacements, which would substantially divert management’s attention from and severely disrupt our business. We could face difficulties in retaining our present senior management and, if we were to lose any of them, in attracting and retaining their replacements because we are not presently in a position to pay competitive compensation and our future is uncertain. Moreover, if any of our senior executives were to join a competitor or form a competing company, we could lose customers, suppliers, know-how, and key employees. We do not have employment contracts or noncompetition agreements with any of our officers or employees.

Some of our officers are not devoting their full time to our business.

Except for Mary Weaver Carey, none of our officers is devoting his full time to our business and each of them has other employment. For further information as to the amount of time that each officer is presently devoting to the Company, see “Related Party Transactions—Agreement with Carey Advisors.” While the Company expects that as the business of the Company develops, the other officers will devote increasing amounts of time to the Company, none of them is obligated to do so and no assurance can be given that any of them will ever devote his full time to the Company; likewise, no assurance can be given that Ms. Carey will continue to devote her full time to the Company. Failure of these persons to devote sufficient amounts of time to the Company’s business would materially adversely affect the implementation of the Company’s business plan and could result in the Company’s inability to continue as a going concern.

In order to grow, we will need additional financing. If we cannot meet our future capital requirements, our business will suffer or we will be unable to continue to operate. Our stockholders may be adversely affected by the terms of such financing.

Since we commenced business, our primary methods to obtain the cash necessary for our operating needs were investments made by our Chief Executive Officer and Founder and a group of initial investors and through a private placement. We need to raise additional funds in the future through public or private debt or equity financings in order to continue operations and in particular to fund operating losses; increase our sales and marketing capacities; take advantage of opportunities for internal expansion or acquisitions; hire, train and retain employees; develop new services and the products necessary to provide them; and respond to economic and competitive pressures. While we have undertaken measures to increase sales and cash flow, control product and installation costs and operate efficiently, we will not be able to grow and become profitable without additional outside capital. The Company believes that it will require capital in the form of equity or borrowed money of approximately $2,000,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to pay certain of its outstanding obligations. See “Liquidity and Capital Resources.” Although the Company is seeking additional capital, it has received no commitment for financing from investors or banks and no assurance can be given that any such commitment will be forthcoming or, if so, in what amount.

If adequate funds are not available or are not available on acceptable terms, our operating results and financial condition may suffer, our stock price may decline and we may not be able to continue as a going business. We can give no assurance that we will be able to obtain such capital in sufficient amounts or on acceptable terms.

If our capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and may be diluted.

We could be sued for improper disclosure or misuse of images and data from monitoring.

In the event that images or data from our monitoring services were improperly disclosed or misused, the subjects thereof could sue us and, if their lawsuits were successful, the amounts thereof could have a material adverse effect on our financial condition. The Company will take measures to reduce the likelihood of such lawsuits by installing monitoring equipment only in public areas of a customers’ facilities, leaving private areas, such as bathrooms and dressing rooms, unmonitored, and by retaining images and data on its system only for the short periods required to transmit them to customers, after which they will be deleted from the Company’s system. Nevertheless, no assurance can be given that such lawsuits will not be brought and, if so, that the Company will be able successfully to defend them.

Risk Factors Related to Ownership of Our Common Stock

Christopher Carey and Mary Weaver Carey, his wife, who are officers of the Company, Blazej Kesy, who is a director of the Company and an officer of Enterprises, and Christopher Carey, Jr., who is the son of Mr. Carey and Ms. Carey, collectively have voting control over all matters submitted to a vote of the stockholders, and they may take actions that conflict with the interests of our other stockholders.

These persons beneficially own shares of our outstanding Common Stock representing substantially more than 50% of the votes eligible to be cast by stockholders in the election of directors and on other matters. Accordingly, they have power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions. Their interests could conflict with the interests of our other stockholders.

Our Common Stock is quoted on Pink Sheets, which may limit its liquidity and price more than if it were quoted or listed on a national securities exchange, the NASDAQ Stock Market or the OTC Bulletin Board.

Our Common Stock is currently quoted on Pink Sheets, an inter-dealer automated quotation system for equity securities which provides a significantly more limited market and may limit the liquidity and price of our Common Stock more greatly than would be the case if it were listed or quoted on a national securities exchange, the NASDAQ Stock Market or the OTC Bulletin Board. Some investors may perceive our Common Stock to be less attractive because it is quoted on Pink Sheets. In addition, as a company quoted on Pink Sheets, we may not attract the extensive analyst coverage that is received by companies listed or quoted elsewhere. Further, institutional and other investors may have investment guidelines that restrict or prohibit their investing in securities quoted on the Pink Sheets. These factors may have an adverse impact on the trading and price of our Common Stock and a long-term adverse impact on our ability to raise capital.

Because we became a company whose shares are publicly traded by means of a “reverse merger,” we may not attract the attention of major brokerage firms.

We became a company whose shares are publicly traded through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. There is no assurance that brokerage firms will be interested in conducting secondary offerings on behalf of our Company or in privately placing our securities with their customers.

Sales of our Common Stock in the public market could lower its price and impair our ability to raise funds in securities offerings.

If our stockholders sell substantial amounts of their Common Stock in the public markets, or if it is perceived that such sales may occur, the price of our Common Stock could fall and make it more difficult for us to sell equity, or equity-related securities at a price that we deem appropriate.

The trading price of our Common Stock may decrease due to factors beyond our control.

The securities markets, and in particular the market for securities quoted on Pink Sheets, have from time to time experienced extreme price and volume fluctuations which have often been unrelated to the financial performance of the companies listed or quoted thereon. These fluctuations may adversely affect the market price of our Common Stock and make it more difficult for us to sell equity, or equity-related securities at a price that we deem appropriate.

The market price of our Common Stock may also fluctuate significantly in response to the following factors, many of which are unpredictable or beyond our control, regardless of our actual performance: variations in our quarterly operating results; changes in general economic conditions; changes in market valuations of similar companies; announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments; loss of a major supplier, customer, partner or joint venture participant post-merger; and the addition or loss of key management personnel. As a result, our stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

The market price for our Common Stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, a limited operating history, a lack of profits and an uncertain future. You may be unable to sell your Common Stock at or above your purchase price, which may result in substantial losses to you.

The market for our Common Stock may be subject to significant price volatility for the indefinite future for a number of reasons. As a consequence of the thin and sporadic trading in our Common Stock, the trading of relatively small quantities of shares by our stockholders may disproportionately affect their price. Also, the price for our Common Stock could decline precipitously in the event that a large number of shares were sold without commensurate demand. In addition, we are a speculative or “risky” investment due to our limited operating history, our lack of profits and our uncertain future. As a consequence, investors may be inclined to sell their shares more quickly and at lower prices than would be the case with the stock of a less risky issuer. We can make no predictions as to the future prices for shares of our Common Stock.

No Dividends. We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our Common Stock for returns on your investment. If you are seeking cash dividends, you should not purchase our Common Stock.

For the foreseeable future, we intend to retain our earnings, if any, to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Common Stock. Accordingly, investors must be prepared to rely on sales of their Common Stock after price appreciation to earn an investment return, but no assurance can be given that the price of our Common Stock will appreciate or, if it does, that it will remain at or above the level to which it has appreciated. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, capital needs, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our Common Stock is or becomes a “penny stock”, we may be subject to Rule 15g-9 under the Exchange Act, or the so-called “Penny Stock Rule,” which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions subject to Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers, and in turn the ability of our stockholders, to sell our Common Stock.

For any transaction involving a penny stock, unless exempt, a disclosure schedule prepared by the SEC relating to the penny stock market must be delivered prior to any transaction. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information as to the limited market for penny stock.

There can be no assurance that shares of our Common Stock would qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were to be exempt from the Penny Stock Rule, Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest, would be applicable.

Since we will be an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements will not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, since the Company will be an issuer of penny stock, it will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could adversely affect our financial condition.

Our Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who has beneficially owned restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months or 1 year, depending on various factors. The holding period for our Common Stock would be 1 year if our Common Stock could be sold under Rule 144. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or that has been at any time previously a shell company. The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Until the Reverse Merger, we were a shell company.

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

•
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•
At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

Although we have filed Form 10 Information with the SEC in September 2011, stockholders who receive our restricted securities will not be able to sell them pursuant to Rule 144 without registration until we have met the other requirements of this exception and then for only as long as we continue to meet those requirements and are not a shell company. No assurance can be given that we will meet these requirements or that, if we have met them, we will continue to do so, or that we will not again be a shell company.

We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the new rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board (the “PCAOB”) have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some of our activities more time-consuming and costly. We expect to spend at least $150,000, and perhaps substantially more, in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect our profitability and our results of operations. As indicated below, the so-called “Jobs Act” has relieved us of certain obligations with respect to reporting.

Because our Common Stock is not registered under the Exchange Act, we will not be subject to the federal proxy rules and our directors, executive offices and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 stockholder s o f record on the first day of a fiscal year.

Our Common Stock is not registered under the Exchange Act and we do not intend to register our Common Stock thereunder for the foreseeable future. However, we will register our Common Stock thereunder if we have, after the last day of our fiscal year, total assets ofmore than $10,000,000 and 2,000 record holders or 500 record holders who are not accredited investors, in accordance with Section 12(g) of the Exchange Act. As of the date of this Report, we have approximately 70 stockholders of record and assets of $109,354. We are currently required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act. However, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from stockholders without filing with the SEC and furnishing to them a proxy or information statement, and in the case of a proxy solicitation a form of proxy, complying with the SEC’s rules. In addition, as long as our Common Stock is not registered under Section 12 of the Exchange Act, our directors, executive officers and beneficial holders of 10% or more of our outstanding Common Stock and other equity securities will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires these persons to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports providing information concerning their ownership of Common Stock and other equity securities. Such information will be available only through such periodic reports that we file and registration statements that we may file with the SEC. Furthermore, as long as our Common Stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has become effective), we have fewer than 300 stockholders of record. This suspension is automatic and does not require any filing with the SEC. In this event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

The provisions of the JOBS Act have reduced the information that we are required to disclose, which could adversely affect our stock price.

Under the recently enacted Jumpstart Our Business Startups Act (the “Jobs Act”), the information that we are required to disclose has been reduced in a number of ways.

Before the adoption of the Jobs Act, we were required to register our Common Stock under the Exchange Act within 120 days after the last day of our first fiscal year in which we had total assets exceeding $1,000,000 and 500 record holders of our Common Stock; the Jobs Act has changed this requirement such that we must register our Common Stock under the Exchange Act within 120 days after the last day of our first fiscal year in which we had total assets exceeding $10,000,000 and 2,000 record holders or 500 record holders who are not accredited investors. As a result, we are now required to register our Common Stock under the Exchange Act substantially later than previously.

As a company that had gross revenues of less than $1 billion during our last fiscal year, we are an “emerging growth company,” as defined in the Jobs Act (an “EGC”). We will retain that status until the earliest of (A) the last day of the fiscal year which we have total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the Jobs Act) or more; (B) the last day of the fiscal year of following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act (December 20, 2016); (C) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (D) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, we are relieved from certain significant requirements.

•

We are excluded from Section 404(b) of Sarbanes-Oxley, which otherwise would have required our auditors to attest to and report on our internal control over financial reporting. The JOBS Act also amended Section 103(a)(3) of Sarbanes-Oxley to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC and (ii) any other future rules adopted by the PCAOB will not apply to our audits unless the SEC determines otherwise.

•

The JOBS Act amended Section 7(a) of the Securities Act to provide that we need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement, need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, we are not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable to us if we were required to comply with them. Also, as long as we are an EGC, we may comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, by disclosing the more limited information required of a “smaller reporting company.”

•

In the event that we register our Common Stock under the Exchange Act, the JOBS Act will also exempt us from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: (i) the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act, (ii) the requirements of Section 14A(b) of the Exchange Act relating to stockholder advisory votes on “golden parachute” compensation, (iii) the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance, and the requirement of Section 953(b)(1)of the Dodd-Frank Act, which will require disclosure as to the relationship between the compensation of our chief executive officer and median employee pay.

Since we are not required, among other things, to file reports under Section 13 of the Exchange Act or to comply with the proxy requirements of Section 14 of the Exchange Act until such registration occurs or to comply with certain provisions of Sarbanes-Oxley and the Dodd-Frank Act and certain provisions and reporting requirements of or under the Securities Act and the Exchange Act or to comply with new or revised financial accounting standards as long as we are an EGC, and and our officers, directors and 10% stockholders are not required to file reports under Section 16(a) of the Exchange Act until such registration occurs, the Jobs Act has had the effect of reducing the amount of information that we and our officers, directors and 10% stockholders are required to provide for the foreseeable future.

As a result of such reduced disclosure, our stock price may be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2.  PROPERTIES

The Company is currently sharing space with Chris Carey Advisors, LLC (“Carey Advisors”), and all space costs are included in the monthly fee paid to Carey Advisors. See “Directors, Executive Officers and Control Persons –Related Party Transactions – Agreement with Carey Advisers.” The Company also rents space at 33 Nassau Avenue in Brooklyn, NY, which is a dedicated office providing shared services, such as conference rooms, printing and scanning services and kitchen, for $2,500 per month. The Company intends to acquire additional office space as its business grows.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on Pink Sheets under the symbol “AXCG.PK.” The following table sets forth the quarterly high and low sale closing bids for our Common Stock quoted on Pink Sheets for the fiscal years ended December 31, 2011 and 2010, and the subsequent interim periods, as reported by OTC Markets, Group, Inc. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. Our Common Stock is very thinly traded and has been extremely limited, sporadic and highly volatile; thus, pricing of our Common Stock on Pink Sheets does not necessarily represent its fair market value and the fact that there has been sporadic trading in our Common Stock does not necessarily indicate the establishment of a public market for our Common Stock. We do not believe that such information is a good indicator of the prices at which our Common Stock may trade in the future.

Quarter Ended	Bid High	Bid Low

Fiscal Year 2012
March 31	$.11	$.02
June 30 (through April 10)	$.12	$.011

Fiscal Year 2011
March 31	$.0105	$.01
June 30	$.0112	$.0105
September 30	$.011	$.011
December 31	$.035	$.0112

Fiscal Year 2010
March 31	$.01	$.00004
June 30	$.00000801	$.000001
September	$.000001	$.000001
December 31	$.000001	$.000001

*	The high and low bid prices of the Common Stock in the above table were adjusted to reflect the reverse split of 1-for-500 that occurred on February 2, 2010.

As of April 10, 2012, there were 1,168,616,568 shares of Common Stock issued and outstanding and there were approximately 70 holders of record of our Common Stock. There are also an indeterminate number of stockholders holding stock in street name.

We have never declared or paid cash or other dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

There are (i) no shares of Common Stock that are subject to outstanding options or warrants to purchase, (ii) no shares of Common Stock that may be sold pursuant to Rule 144, (iii) up to 1,357,698 shares of Common Stock to be received by the former holders of the Series B Preferred Stock by virtue of its conversion into Common Stock that the Company is agreeing to register in the future on a piggyback basis under the Securities Act for sale by said former holders and (iv) no shares of Common Stock that are being or have been publicly proposed to be, publicly offered by the Company, the offering of which could have a material effect on the market price of the Common Stock.

Recent Sales of Unregistered Securities

On August 2, 2011, following the consummation of the Merger, we issued 360,000,000 shares of Common Stock to the former holders of the common stock of EOTG as merger consideration under the Merger Agreement. On May 1, 2011 we entered into Securities Purchase Agreements and Registration Rights Agreements with four investors in which we issued collectively 92,500,000 shares of our Common Stock for $0.00854 per share for an aggregate purchase price of $171,535, of which $152,991 was received in cash and the balance was payment for services rendered. On August 2, 2011, we issued 50,000,000 and 5,000,000 shares of Common Stock respectively to Fritz-MacDonald Capital, LLC and to its designee, Richard Dorfman, in compliance with our covenant set forth in the Merger Agreement.

On or about October 23, 2011, we issued 50,468,003 shares of Common Stock to William Cronin and 50,468,003 shares of Common Stock to Nevele, Inc. for proceeds of $100,000 in cash.

On or about October 26, 2011, we issued 11,102,961 shares of Common Stock to Ryan Rapp for proceeds of $15,000 in cash.

On or about October 28, 2011, we issued 15,861,372 shares of Common Stock to Sysco iCare in lieu of the payment of $50,000 under the iCare Agreement.

On or about November 28, 2011, we issued 25,500,000 shares of Common Stock to Aleksander Krakun for proceeds of $10,000 in cash.

On or about December 18, 2011, we issued 6,146,019 shares of Common Stock to We Know the Future, LLC for proceeds of $18,500 in cash.

On or about January 23, 2012, we issued 10,000 shares of Common Stock Daniel L. Gallant to discharge an obligation valued at $100.

On or about February 20, 2012, we entered into a contract for the sale of 1,168,906 shares of Common Stock to David Sepaniak for proceeds of $5,000 in cash. Such shares have not yet been issued.

On or about February 20, 2012, we entered into a contract for the sale of 1,168,906 shares of Common Stock to Scott Hoffman for proceeds of $5,000 in cash. Such shares have not yet been issued.

On or about February 23, 2012, we entered into a contract for the sale of 701,262 shares of Common Stock to Michael Layden for proceeds of $3,000 in cash. Such shares have not yet been issued.

On or about February 24, 2012, we entered into a contract for the sale of 1,636,278 shares of Common Stock to Svetlin Petkov for proceeds of $7,000 in cash. Such shares have not yet been issued.

The shares of Common Stock issued or to be issued in the above transactions were exempt from registration under Section 4(2) of the Securities Act as sales by an issuer not involving a public offering and under Regulation D promulgated pursuant to the Securities Act. These shares of Common Stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates representing such shares contain a legend to that effect.

During the year ended December 31, 2011, neither we nor any affiliated purchasers made any purchases of our equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data discussed below are derived from the audited financial statements of the Company as of December 31, 2011 and 2010, included elsewhere in this report, which were prepared and presented in accordance with generally accepted United States accounting principles. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with these audited consolidated financial statements and notes thereto. We do not believe that the results set forth in these financial statements are necessarily indicative of our future performance. Factors that could affect our future performance include those discussed below and elsewhere in this report, particularly in “Risk Factors.”

Overview

In fiscal 2010, which started with the incorporation of EOTG on August 26, 2010, and ended on December 31, 2010, we installed our first pilot location but did not generate any revenue. Costs of $104,183 were primarily incurred for operating expenses, including general and administrative expenses, a large portion of which were design and market development costs. As of December 31, 2010, we had cash and cash equivalents of $365. We also had total current assets of $25,365 and total current liabilities of $99,048. In fiscal 2011, we installed two additional sites and generated revenues of $4,048. Because of the nature of these expanded pilots, the Company incurred cost of revenues of $7,705, leaving a gross loss of $3,657. During this period, the Company had Selling, General and Administrative costs totaling $444,290, resulting in a loss of $447,947.

Background and Reverse Merger

EOTG was incorporated under the laws of the state of Delaware on August 26, 2010.

On May 11, 2011, a wholly owned subsidiary of the Company was merged with and into EOTG pursuant to a Plan and Agreement of Merger by and among the Company, the subsidiary and EOTG. In connection with the Plan and Agreement of Merger, the Company issued 360,600,000 shares of Common Stock to the former stockholders of EOTG and the Company’s majority stockholder transferred 500,008,000 shares of the Common Stock to the former stockholders of EOTG. The Company was considered to be the accounting acquirer in the Merger, and the Merger was accounted for as a reverse merger, with the Company being the accounting survivor.

Effective the first quarter of 2011, the Company no longer met the criteria of a development stage entity.

In connection with the merger, the Company issued 55,000,000 shares of Common Stock to acquire all the rights to the name “Eyes on the Go,” a related website, domain and URL, and all assets represented in the pilot site. These shares were valued at $90,968, which is included in selling, general and administrative expenses, using the price per share issued in the private placement.

Under our agreement with iCare, we are obligated to provide our services to customers produced by iCare at a prices 20% lower than the prices charged to customers who purchase our services directly from us, to make financing available to customers produced by iCare who elect to enter into two- or three-year contracts with us and to accept credit cards or “normal credit terms of net 15 days” on billing We are also obligated to make the following payments to iCare under this agreement: 5% of the gross revenues received from any Sysco customer; an integration fee of $100,000, of which $50,000 was paid in cash and balance of which was discharged by the company’s issuance 15,861,372 shares of its common stock to iCare, which have been valued in our financial statements at $22,205; $250 per trade show event that we attend; and an amount to be determined for additional promotions and marketing programs. We believe that the payment of 5% of the gross revenues will reduce the cash flow from each contract on which it is paid by 5%; that the payment of the integration fee will materially impact our cash flow for the current fiscal year; and that the payment of $250 per trade show and other amounts will have an insubstantial effect on cash flow. We believe that the contracts with customers produced by iCare will initially be the preponderant source of our revenues and cash flow, and that average revenue and cash flow per contract will increase as and if we are able to conduct our own marketing operations and enter into contracts at undiscounted prices and without payment to iCare of 5% of the gross revenues received under contracts produced by it. However, we are unable to predict the number and the price of contracts that we will be able to produce internally and whether we will be able to enter into them on an undiscounted basis and without the payment of fees and commissions, the number of contracts that we will be able to enter into with customers produced by iCare or the ratio of the former to the latter; we are also unable to predict the revenue that we will recognize under any contract, whether produced internally or through iCare, because design fees, equipment costs and fees will vary for each contract, depending on customer requirements. Because of these uncertainties, it is impossible to determine with exactness the relative impact on our revenues and cash flows of the reduced prices that we will receive and the fees that we will pay under the contracts with customers produced by iCare, as compared with the revenue and cash flow that we might receive if we entered into all of our contracts on an undiscounted basis and without the payment of fees. However, such relative impact will be very high in the immediate future and for as long as customers produced by iCare constitute the preponderant portion of our contracts, and will be reduced as and if the ratio of customers produced internally to those produced by iCare increases.

As stated above under “iCare Agreement”, iCare did not commence performance under the iCare agreement until the integration fee was fully paid in late October 2011. As a result, until this fee was paid, the company conducted its sales efforts independent of iCare, commencing in the summer of 2011, with a very small internal sales staff. These efforts resulted in an aggregate of 14 customers, whose sites were installed sites as of December 31, 2011, from whom, during the year ended December 31, 2011, we received revenue of $4,048. Most of these 14 sites were installed during late 2011 and generated little or no revenue during fiscal 2011. Although the number of our customers has been small, now that we have begun to receive benefits under the iCare agreement, we have entered into contracts with customers, principally from contracts generated from leads produced by iCare, that we expect will produce revenue during the first quarters of 2012.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent auditors have included in the report on our financial statements included in this report a statement that raises substantial concern about our ability to continue as a going concern. The following discussion does not include comparisons with prior periods because the Company was formed on August 26, 2010, and therefore, there are no prior periods with which comparisons may be made.

Results of Operations

The following table summarizes the operating results of the Company for the fiscal year beginning with inception August 26, 2010 and ending December 31, 2010, and the results for the full fiscal year ended December 31, 2011:

Fiscal Year 2010

Net Sales
Operating expenses:	$0
General and administrative	$104,183
TOTAL COSTS AND EXPENSES	$104,183

NET LOSS	$(104,183)

Fiscal Year 2011

Net Sales	$4,048
Cost of Revenue	$7,705
GROSS LOSS	(3,657)
Operating expenses:
General and administrative	$444,290

NET LOSS	$(447,947)

Year Ended December 31, 2010

Sales: We did not generate any revenue. During this period, we developed our systems and installed a pilot site. We do not generate revenues from the pilot location because we have entered into an agreement with its owner to use it as a test and customer-demonstration facility in exchange for our monitoring services.

Cost of Sales: There were no costs of goods sold reported for the period because all costs of systems installed at the pilot site were expensed as product development costs.

General and Administrative Expenses: General and administrative expenses incurred during this period were $104,183 and were predominantly attributable to personnel costs and to the development of the services that we offer and the equipment used in providing them.

Loss from Operations and Net Loss: During this period, our loss from operations and our net loss was $(104,183).

Year Ended December 31, 2011

Sales: The Company installed 14 sites during this period and generated revenue of $4,048. This included revenue for installation of hardware and software and the initiation of services, and the first few months of monthly fees. As long as these sites are subscribers to our service, we expect that the monthly fees will continue.

Cost of Sales and Gross Loss: Costs of sales for the period were $7,705 representing costs to install these sites plus additional maintenance and replacement parts for the upgrade of the Company’s initial pilot installed in 2010. This led to a gross loss of $3,657.

Selling, General and Administrative Expenses: Selling, General and administrative expenses incurred during this period were $444,290 and were predominantly attributable to personnel costs, the initiation of selling costs and to the continued development of the services that we offer and the equipment used in providing them.

Loss from Operations and Net Loss: During this period, our loss from operations and our net loss was $447,947.

Liquidity and Capital Resources

As of December 31, 2010, and December 31, 2011, we had cash and cash equivalents of $365 and $52,301, respectively. We financed our operations from August 26, 2010 and through December 31, 2010, primarily through equity contributions of $30,500 by Christopher Carey; and for the year ended December 31, 2011, from stock sales and capital contributions totaling $297,991 and from loans from Christopher Carey, President of the Company, in the aggregate principal amount of $12,400. During this period, there was a repayment of a loan to a related party of the Company totaling $97,943 and a payment to iCare in respect of the integration fee under the iCare Agreement in the amount of $50,000.

The following table provides a summary of our balance sheet and net cash flows from operating, investing, and financing activities for the years ended December 31, 2011 and 2010.

Statement of Cash Flows
	December 31, 2011		December 31, 2010

OPERATING ACTIVITIES:

Net Loss		$(447,947)		$(104,183)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related party		$216,000		$97,534
Stock based payment		$121,476	$	---
Amortization		$16,765	$	---
Changes in operating assets and liabilities:
Deferred merger costs	$	---		$(25,000)
Inventories		$(1,613)	$	---
Prepaid expenses
Accounts payable		$26,950		$1,514
NET CASH USED IN OPERATING ACTIVITIES		$(68,369)		$(127,669)

INVESTING ACTIVITIES
Payment of intangible asset		$(72,205)	$	---
NET CASH USED IN INVESTING ACTIVITIES		$(72,205)	$	---

FINANCING ACTIVITIES:
Capital contributions
Proceeds from issuance of common stock and capital contributions		$297,991		$$30,500
Loan from related party		$12,400	$	---
Repayment of loan to related party		$(117,881)	$	---

NET CASH PROVIDED BY FINANCING ACTIVITIES		$192,510		$30,050

INCREASE IN CASH		$51,936		$365
CASH – BEGINNING OF PERIOD		$365	$	---
CASH – END OF PERIOD		$52,301		$365

From its inception (August 26, 2010) to the date hereof, the Company has obtained funding through loans from related parties and private placements. The Company plans to fund its activities during fiscal 2012 and beyond from cash on hand and through the sale of debt or equity securities and/or bank financing. We can give no assurance that sufficient funding will be available on acceptable terms, or at all, and, if it is not, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into our debt securities, our stockholders may experience significant dilution.

The Company believes that it will require capital in the form of equity or borrowed money of approximately $2,000,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to pay its outstanding obligation of $185,227 to Mark Astrom or to expand its business as planned. Further, although the Company is seeking additional capital, it has received no commitment for financing from investors or banks and no assurance can be given that any such commitment will be forthcoming or, if so, in what amount.

Contractual Obligations

The following table sets forth information with respect to our known contractual obligations as of the December 31, 2011, aggregated by type of contractual obligation.

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	0	0	0	0	0
Total	0	0	0	0	0

Off-Balance Sheet Arrangements

None.

Controls and Procedures

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report on the effectiveness of our internal control over financial reporting in each of our annual reports, commencing with our first annual report after we have been required to file an annual report with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act for the prior fiscal year, which we anticipate will be our annual report for the year ended December 31, 2012. While we plan to implement controls and procedures, we have not yet done so. If we fail to do so, we may not be able favorably to assess the effectiveness of our internal controls over financial reporting as of December 31, 2012 or beyond. If this occurs, investor confidence and our stock price could be adversely affected.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid and sometimes unpredictable change and the Company’s technology could become obsolete within a short period. The Company’s operations will be subject to significant risk and uncertainties, including financial, operational, technological and other risks, including the risk of business failure. Further, as noted in this Report, in order to develop its business, the Company will require substantial capital resources. For a full statement of the risks and uncertainties to which the Company is subject, see “Risk Factors.”

Critical Accounting Policies and Estimates

Use of Estimates.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Revenue Recognition

The Company will follow the guidance of the SEC’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company will enter into service agreements with its customers, which will provide for multiple deliverables. The Company will accounts for the revenue associated with the multiple deliverables in accordance with ASC 605-25, whereby revenue will be allocated to the various elements based on evidence of fair value. When evidence of fair value for-yet-undelivered elements is present but no evidence is available for elements that have been delivered, the aggregate fair value of undelivered elements will be deferred and the difference between the total agreement and the amount deferred will be recognized as revenue attributable to the delivered components. When a multiple-element arrangement includes rights to post-contract customer support, the portion of the revenue allocated to such support will be recognized ratably over the term of the service agreement.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update became effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eyes on the Go, Inc.

We have audited the accompanying consolidated balance sheets of Eyes on the Go, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the year ended December 31, 2011 and the period from inception (August 26,2010) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholders’ deficiency of $430,271 as of December 31, 2011. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eyes on the Go, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended December 31, 2011 and the period from inception (August 26, 2010) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Co., P.A.

Hackensack, N.J.
February 22, 2012

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$52,301	$365
Inventories	1,613	-
Deferred merger costs	-	25,000
TOTAL CURRENT ASSETS	$53,914	$25,365

Intangible asset, net of accumulated amortization of $16,765	55,440	-

TOTAL ASSETS	$109,354	$25,365

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$28,464	$1,514
Due to related parties	511,161	97,534
TOTAL CURRENT LIABILITIES	539,625	99,048

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at December 31, 2011 and 2010	-	-
Series B Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 303,849 and 0 shares issued
and outstanding at December 31, 2011 and 2010, respectively	-	-
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at December 31, 2011 and 2010	-	-
Common stock, $0.000001 par value,
2,000,000,000 shares authorized, 1,168,606,568 and
360,000,000 shares issued and outstanding at December 31, 2011
and December 31, 2010, respectively	1,169	360
Additional paid-in capital	373,658	30,140
Stock Subscription receivable	(10,000)
Accumulated deficit	(795,098)	(104,183)
TOTAL STOCKHOLDERS’ DEFICIENCY	(430,271)	(73,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$109,354	$25,365

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		From inception
	Year Ended	(August 26,2010) to
	December 31, 2011	December 31, 2010

REVENUES	$4,048	$-

COST OF REVENUE	7,705	-

GROSS (LOSS)	(3,657)	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	444,290	104,183

NET LOSS	(447,947)	(104,183)

Loss per common share	(0.001)	(0.000)

Weighted average common shares outstanding	803,719,767	360,000,000

See notes to financial statements

EYES ON THE GO, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
	COMMON STOCK		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE – August 26, 2010 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued to founders	360,000,000	360	(360)		-	-

Capital Contribution			30,500			30,500

Net Loss					(104,183)	(104,183)

BALANCE – December 31, 2010	360,000,000	$360	$30,140	$-	$(104,183)	$(73,683)

Capital Contribution			30,000			30,000

Effect of Reverse Merger	501,560,210	502	(85,642)		(242,968)	(328,108)

Sales of Common Stock	230,038,967	230	277,761	(10,000)		267,991

Stock issued in connection with asset purchase agreement	55,000,000	55	90,913			90,968

Stock issued in connection with Icare agreement	15,861,372	16	22,189			22,205

Stock issued for services	6,146,019	6	8,297			8,303

Net loss					(447,947)	(447,947)

BALANCE – December 31, 2011	1,168,606,568	$1,169	$373,658	$(10,000)	$(795,098)	$(430,271)

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		From inception
	Year Ended	(August 26,2010) to
	December 31, 2011	December 31, 2010

OPERATING ACTIVITIES:
Net loss	$(447,947)	$(104,183)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	216,000	97,534
Stock based payment	121,476
Amortization	16,765
Changes in operating assets and liabilities:
Inventories	(1,613)
Deferred merger costs	-	(25,000)
Accounts payable	26,950	1,514
NET CASH USED IN OPERATING ACTIVITIES	(68,369)	(30,135)

INVESTING ACTIVITIES:
Payment of other assets	(72,205)	-
NET CASH USED IN INVESTING ACTIVITIES	(72,205)	-

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	297,991	30,500
Repayment of loan to related party	(117,881)
Proceeds of loan from related party	12,400
NET CASH PROVIDED BY FINANCING ACTIVITIES	192,510	30,500

INCREASE IN CASH	51,936	365

CASH – BEGINNING OF PERIOD	365	-

CASH – END OF PERIOD	$52,301	$365

Non-cash investing and financing activities:
Common Stock issued in payment of intangible asset	$22,205	-
Stock subscription receivable	$10,000	-

See notes to financial statements

EYES ON THE GO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

1     ORGANIZATION AND BUSINESS

Eyes on the Go, Inc. (the “Company”) designs, implements, and provides services relating to the remote monitoring of businesses and other facilities and the streaming of video and audio from its customers’ facilities to consumers over the Internet. Effective the first quarter of 2011, the Company no longer met the criteria of a development stage entity as described in Codification 915, Development Stage Entities.

On May 11, 2011, the Company completed a Plan and Agreement of Merger with Avenue Exchange Corp. (“Avenue”), whereby Avenue issued 360,600,000 shares of its common stock to the Company and Avenue’s majority shareholder transferred 500,008,000 shares to the shareholders of the Company. The merger was accounted for as a reverse merger, whereby the Company was the accounting survivor and Avenue was the legal acquirer. Accordingly, the historical financial statements presented herein are those of Eyes on the Go, Inc. and do not include the historical financial results of Avenue. The stockholders’ equity section of Avenue has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction.

In connection with the merger, the Company issued 55,000,000 shares of Common Stock to acquire all the rights to the name “Eyes on the Go”, a related website, domain and URL, and all assets represented in the pilot site. The shares were valued at $90,968, which is included in selling, general and administrative expenses in the accompanying statement of operations, using the price per share utilized with respect to the shares issued in the private placement referred to in Note 4.

2     SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include share based payment arrangements, determining the fair value of the Company’s common stock, the collectability of accounts receivable and deferred taxes and related valuation allowances. Certain of the Company’s estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to materially differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Cash and Cash Equivalents

We consider all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

The company enters into service agreements with its customers, which provide for multiple deliverables. The Company accounts for the revenue associated with the multiple deliverables in accordance with ASC 605-25, whereby the revenue is allocated to the various elements based on evidence of fair value. When such evidence of fair value for yet undelivered elements is present but no evidence is available for elements that have been delivered, the aggregate fair value of undelivered elements is deferred and the difference between the total agreement and the amount deferred is recognized as revenue attributable to the delivered components. When a multiple element arrangement includes rights to a post-contract customer support, the portion of the revenue allocated to such support is recognized ratably over the term of the arrangement.

Intangible Asset

The intangible asset represents the integration fee made in connection with the iCare Agreement referred to in Note 7. The fee is being amortized over the four year life of the agreement

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost bases, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Stock-Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

3     GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholder’s deficiency of $430,271 as of December 31, 2011. The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4     RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	September 30, 2011	December 31, 2010
Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$-

Due to stockholder, non-interest bearing and due on demand.	325,934	97,534
	$511,161	$97,534

Agreement with Carey Advisors

On August 26, 2010, the Company entered into an agreement with Carey Advisors under which Carey Advisors has provided and will continue to provide to the Company the services of (i) Christopher Carey as Chief Executive Officer and Chairman, for a fee of $6,000 per month, (ii) Mary Weaver Carey as its Vice President – Operations, for $6,000 per month, and (iii) Blazej Kesy as its Chief Technology Officer, for $6,000 per month. The agreement may be terminated upon 30 days’ written notice. The Company is currently sharing some of its space with Carey Advisors, and the costs thereof are included in the monthly fees referred to above.

During the year ended December 31, 2011, and the period from inception (August 26, 2010) to December 31, 2010, the Company incurred consulting expenses totaling $216,000 and $91,534, respectively, for the services of Carey Advisors. That amount is included in due to related parties on the balance sheets.

During the period from inception (August 26, 2010) through December 31, 2010, the Company received legal services from a shareholder in the amount of $6,000 which is included in due to related parties on the balance sheets.

5      STOCKHOLDERS’ DEFICIENCY

Authorized Capital

As of December 31, 2011, the Company was authorized to issue 2,000,000,000 shares of common stock, par value $0.000001 per share, 5,000,000 shares of Series A preferred stock, par value $0.000001 per share, 5,000,000 shares of Series B preferred stock, par value $0.000001 per share, and 5,000,000 shares of Series C preferred stock, par value $0.000001 per share.

Issuances of Common Stock

In connection with the merger, described in Note 1, the Company issued 92,500,000 shares of common stock to four investors for proceeds of $152,991.

In connection with that merger the Company issued 55,000,000 shares of Common Stock to acquire all the rights to the name “Eyes on the Go”, a related website, domain and URL, and all assets represented in the pilot site. The shares were valued at $90,968, which is included in selling, general and administrative expenses in the accompanying statement of operations, using the price per share issued in the private placement referred to above.

In October 2011, the Company issued an aggregate of 112,038,967 shares of common stock to three investors for proceeds of $115,000.

In October 2011, the Company issued 15,861,372 shares in payment of the iCare Agreement referred to in note 7, which are valued at the price per share applicable to the October 2011 issuances described above.

In November 2011, the Company issued 25,500,000 shares of common stock for proceeds of $10,000, which is evidenced by a subscription receivable.

In December 2011, the Company issued 6,146,019 shares in payment of a fee due under a consulting agreement, which are valued at the price per share applicable to the October 2011 issuances described above.

6     INCOME TAXES

Deferred tax assets consist of:

	December 31, 2011	December 31, 2010

Net operating loss carryforward	$231,900	$43,750
Deferred tax valuation allowance	(231,900)	(43,750)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $552,000 and $104,000, in net operating losses, for the year ended December 31, 2011 and the period from inception to December 31, 2010, and recognizing the deferred tax assets, an offsetting valuation allowance has been provided.

The Company files tax returns that are subject to audit by tax authorities beginning with the period ended December 31, 2010.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense. Tax returns have been filed through the year ended December 31, 2010.

The NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

7     ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. The Company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which were valued at $22,205, using a price per share of $.0014, , which is the price per share applicable to the October 2011 issuances described in Note 5, above.. The integration fee has been recorded at $72,205 and is being amortized over the four-year life of the agreement. $16,765 has been recorded for amortization of the agreement during the year ended December 31, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2011:

•	We have difficulty in accounting for complex accounting transactions particularly as it relates to complex equity transactions.

•	Documented processes do not exist for several key processes

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Changes in Internal Control over Financial Reporting

No changes have been made in internal control over financial reporting during the year ended December 31, 2012.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position

Christopher Carey	60	Director; President; Acting Chief Financial Officer
Mary Weaver Carey	60	Director; Vice President Operations; Secretary
Blazej Kesy	26	Director; Chief Technology Officer

The directors named above will serve until the next annual meeting of the Company’s stockholders or until their respective successors have been appointed and duly qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no present arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and, to our knowledge, there is no arrangement, agreement, plan or understanding (a) as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board and or (b) between non-management stockholders and management under which non-management stockholders may directly or indirectly participate in or influence the management of the Company’s affairs.

None of the directors is receiving compensation for his services as such.

Christopher Carey is the Founder of Enterprises; he also serves as its Chief Executive Officer and Chairman of its Board of Directors. On May 10, 2011, he was elected as our President and our Acting Chief Financial Officer and on August 30, 2011, he was elected as a director of the Company. He is President of Carey Advisors, a boutique management consulting company specializing in turning around distressed businesses by leveraging IT systems, implementing proprietary sales and marketing techniques, and improving productivity, which he formed in March 2009. In 1976, he founded and until 2000 served as president and director of Datatec Systems, Inc. (“Datatec”), which became North America’s largest deployment services company and which was listed on NASDAQ, and in 2002, he founded and until 2005 served as chief executive officer of Stronghold Technologies, Inc., which was also listed on NASDAQ. Since he left Datatec, in addition to founding Enterprises, he has provided turnaround and workout services to a number of private and family-owned businesses. Mr. Carey is a member of the World Presidents’ Organization, the Chief Executives Organization, and past chapter chairman of the Young Presidents’ Organization. He was named Entrepreneur of the Year by New Jersey magazine in 1998 and Small Business Philanthropist of the Year by the Community Foundation of New Jersey in 1996. Mr. Carey graduated from Princeton University in 1975. He serves as a director for GSM Systems, a New York based reseller and services provider for broadband equipment. He is an active speaker and contributing columnist for Forbes Magazine and the Huffington Post. He also served as a director of Magla International, Inc., a New Jersey based manufacturer of work and household gloves, the shares of which are quoted on the OTC Bulletin Board, from which position he resigned in June 2011.

Mr. Carey’s experience in launching and developing technology-based start-up companies, his experience as a chief executive officer and director of two public companies and contacts in the business community led to the conclusion that he should serve as a director of the Company.

Mary Weaver Carey was appointed Vice President Operations of Enterprises on August 26, 2010. On May 10, 2011, she was elected to be our Vice President – Operations and on August 30, 2011, she was elected as a director of the Company. Ms. Carey founded Datatec with her husband, Mr. Christopher Carey, in 1976 and served as its Vice President of Operations. After leaving that position in 2000 and until 2009, Ms. Carey worked as a private consultant advising several companies, helping them achieve profit and sales growth. She joined Chris Carey Advisors in 2009, at which she continues to be employed. Ms. Carey graduated from Ramapo College in 1974.

Ms. Carey’s many years of experiences as a senior manager of operations for technology-based companies and her work in developing them led to the conclusion that she should serve as a director of the Company.

Blazej Kesy was elected as Chief Technology Officer of Enterprises on August 26, 2010, was elected as Chief Technology Officer of the Company office and as a director of the Company on May 10, 2011, and was elected as Chief Technology Officer of Enterprises in August 2010. From January 2010 until he joined Enterprises, he was a principal at Carey Advisors. Prior to that, from June 2006 to January 2010, he served as Senior Engineering Manager at Port Logistics Group, a nationwide third party logistics provider. Mr. Kesy graduated from Harvard University in 2003 with an A.B. in sociology (cum laude).

Mr. Kesy’s detailed knowledge of the technology that the Company will deploy, his understanding of matters relating to its implementation, maintenance and ongoing support and the belief that the Company should have technological expertise at the board level led to the conclusion that he should serve as a director of the Company.

Our Board of Directors has not adopted a Code of Ethics because the attention of its members, who are also officers responsible for the day-to-day operation of the Company, has been directed to the development of the Company’s business.

The Company has no nominating committee whereby nominees for directors are proposed and has adopted no procedures whereby the stockholders may make suggestions as to such nominees.

The Company has no audit committee and no compensation committee.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides certain information for the fiscal years ended December 31, 2011 and 2010 concerning compensation earned for services rendered in all capacities by our named executive officers.

SUMMARY COMPENSATION TABLE
Name	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher Carey	2011	0	0	0	0	0	0	0	0
President1, 2	2010	0	0	0	0	0	0	0	0

Mary W. Carey Vice	2011	0	0	0	0	0	0	0	0
President -- Operations1	2010	0	0	0	0	0	0	0	0

Blazej Kesy Chief	2011	0	0	0	0	0	0	0	0
Technology Officer – Enterprises 1	2010	0	0	0	0	0	0	0	0

Mark E. Astrom3	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

1
Although Mr. Carey, Ms. Carey and Mr. Kesy received no direct compensation from the Company, Carey Advisors received consideration for services that Mr. Carey, Ms. Carey and Mr. Kesy rendered to Enterprises in 2011 and 2010 in the following amounts: Christopher Carey, $30,000 in 2010 and $72,000 in 2011; Mary W. Carey, $30,000 in 2010 and $72,000 in 2011; and Blazej Kesy, $30,000 in 2010 and $72,000 in 2011. In addition, Mr. Carey, Ms. Carey and Mr. Kesy were reimbursed for business expenses that they incurred in 2011 and 2010 in the following amounts: Christopher Carey, $1,892 in 2010 and $5,904 in 2011; Mary W. Carey, $245 in 2010 and $0 in 2011; and Blazej Kesy, $542 in 2010 and $254 in 2011.

2	President since May 10, 2011.

3	President until May 10, 2011; director until August 29, 2011.

Employment Agreements

From November 17, 2009, through November 30, 2010, we were party to an employment agreement between ourselves and our director and former president. For information respecting this employment agreement, see “Directors, Executive Officers and Control Persons – Related Party Transactions – Employment Agreement.” We do not have an employment agreement with any executive officer.

Equity Awards, Grant Based Awards, Stock Options, Pension Benefits and Deferred Compensation

We have granted no equity or grant based awards, stock options or pension benefits since our inception and have not entered into any deferred compensation plan or arrangement.

Compensation Committee Report

We are presently paying no compensation to our officers and directors; however, we are paying Carey Advisers $18,000 per month to provide the services of the persons comprising Enterprises’ management. See “Directors, Executive Officers and Control Persons – Related Party Transactions – Agreement with Carey Advisers.” We believe that the compensation that these persons are receiving indirectly through Carey Advisers is inadequate in light of the compensation that each of them might be able to obtain from other employers. We recognize that we need to develop compensation programs that will provide adequate cash and short- and long-term incentive compensation in order to attract and retain qualified officers and key employees, but we have not yet determined what the compensation program is designed to reward; the various elements of compensation; why we choose to pay each element; how we will determine the amount to be paid for each element (or the formula for such payment); and how our decisions regarding that element fit into our overall compensation objectives and affect decisions regarding other elements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as February 15, 2012, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of the Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. This information is as of the above date, except as otherwise indicated. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares. The address of each of the persons set forth below is in care of the Company, 60 Broadway, PH 12, Brooklyn, NY 11249.

Name and Address of Beneficial Owner	Nature and Amount of Beneficial Ownership of Common Stock	Percentage of Ownership1

Mark E. Astrom2	5,000	0%
Christopher Carey	143,327,787	12.26%
Christopher Carey, Jr.	160,527,1213	13.74%
Mary Weaver Carey	315,321,1314	26.98%
Blazej Kesy	143,327,787	12.26%
All directors and executive officers as a group (3 persons)	601,981,705	51.50%

1
Based on 1,168,910,417 shares of Common Stock, comprising 1,168,616,568 shares of Common Stock outstanding as of December 31, 2011, plus 303,849 shares of Common Stock then issuable upon conversion of the Company’s Series B Preferred Stock deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. None of the persons named in this table owns any shares of Class B Preferred Stock.

2
Prior to the Merger, Mark E. Astrom, who served as president of the Company until May 1, 2011, and as a director of the Company until August 29, 2011, owned 1 share of Series A Preferred Stock, which had 75% of the voting power of the Company and 500,085,000 shares of Common Stock. In connection with the Merger, Mr. Astrom transferred 500,080,000 shares of Common Stock to the holders of the Common Stock of EOTG immediately prior to the Merger pro rata in accordance with the number of share of the Common Stock of EOTG owned by them. (See “Business – The Merger”) In addition, Mr. Astrom exchanged the share of Series A preferred stock indirectly held by him and $185,307 of indebtedness of the Company to him (comprising $100,125 of unpaid salary and $85,182 for unreimbursed expenses) that was carried on our books for a secured promissory note in the amount of $473,933.65. For further information about this promissory note and its amendment to reduce its principal amount to $183,229, see “Directors, Executive Officers and Control Persons – Related Party Transactions – Exchange Transaction”).

3	Mr. Carey owns 17,199,334 shares of Common Stock in his own name and 143,327,787 shares of Common Stock through Tall Oaks Ct., LLC, a limited liability company of which he is the sole member.

4	Owned through Off the Charts, LLC, a limited liability company of which Ms. Carey is the sole member.

The Company has no equity compensation plans under which its officers, directors or employees may receive compensation in the form of the Company’s equity securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

Christopher Carey and Mary Weaver Carey are married to one another. The Company has employed Amie Carey, Christopher Carey’s daughter, as its Sales Manager to represent the Company in New York City; such employment is at will. Her salary commissions were and will be the same as those payable to unrelated parties.

Related Party Transactions

The following describes transactions for the two fiscal years ended December 31, 2011, or any currently proposed transactions, in which we were or are to be a participant and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Agreement with Carey Advisors

On August 26, 2010, Enterprises entered into an agreement with Carey Advisors under which Carey Advisors has provided and will continue to provide to Enterprises the services of (i) Christopher Carey as Enterprises’ Chief Executive Officer and Chairman, for which Enterprises agreed to pay $6,000 per month, (ii) Mary Weaver Carey as its Vice President – Operations, for it agreed to pay $6,000 per month, and (iii) Blazej Kesy as its Chief Technology Officer, for which it agreed to pay $6,000 per month. In addition, Enterprises has agreed to reimburse all business related expenses of these persons which are incurred in providing their services. The agreement may be terminated upon 30 days written notice. Mr. Carey is the sole member of Carey Advisers. As of the date hereof, none of Mr. Carey, Ms. Carey or Mr. Kesy are parties to any agreements with the Company. Mr. Carey, Ms. Carey and Mr. Kesy are being compensated through Carey Advisors because the Company is not in a position to compensate them directly. As the business is able to generate revenue, the Company intends to compensate these persons directly at competitive salaries and benefits. Mr. Carey, Ms. Carey and Mr. Kesy are currently devoting approximately, 40%, 100% and 60% of their worktime to the Company’s business. Messrs. Carey and Kesy and Ms. Carey have advised the Company that they intend to devote such time as may be required to the development of the Company and its business. Carey Advisors does not have other customers that compete with the business conducted and to be conducted by the Company and has advised the Company that it does not intend to do business with such customers.

Employment Agreement

The Company and Mark E. Astrom, who served as president of the Company until May 10, 2011, and as a director of the Company until August 29, 2011, were parties to an Employment Agreement, dated as of November 17, 2009, as amended on February 1, 2010, under which he agreed to serve as the Company’s chief executive officer and director for a period of one year at a salary of $100,000 per year, payable at his election in shares, as valued by the Board of Directors, or in cash. The agreement was to be renewed automatically for successive one-year terms unless a party gave notice of termination 120 days prior to the end of a term and was so renewed on November 17, 2010. On May 1, 2011, the agreement was terminated as of November 30, 2010. On November 24, 2009, 2010, an entity of which Mr. Astrom was the sole stockholder received 500,000,000 shares of Common Stock at his direction in lieu of $5,000 of salary. These shares were reduced to 1,000,000 shares as a result of the Reverse Merger. On July 26, 2010, pursuant to provisions contained in the Employment Agreement which required the Company to protect Mr. Astrom against the effects of the Reverse Split, the Company issued 499,000,000 shares of Common Stock to this entity, such that, upon such issuance, its holdings of Common Stock received under the employment agreement were increased to 500,000,000. These shares were transferred to the holders of shares in EOTG as of the date immediately prior to the Merger ratably in accordance with their holdings of shares in EOTG. Over the term of the employment agreement, $100,125 of unpaid salary and $85,182 of unreimbursed expenses was accrued on the books of the Company and represents a like amount of the principal of the promissory note received by Mr. Astrom in his exchange of certain book entry indebtedness of the Company to him and one share of the Company’s Series A Preferred Stock for a promissory note of the Company. See “Exchange Transaction.”

Spaceport Transaction

On November 30, 2009, the Company accepted the proposal of Spaceport, a California business trust, to sell 1,200,000 shares of beneficial interest therein to the Company in exchange for 480,000,000 shares of Common Stock, of which Mark E. Astrom owned 1,000,000. Accordingly, 400,000,000 shares of Common Stock were distributed to Mr. Astrom. The holders of the other 200,000 shares of beneficial interest in Spaceport, to whom 80,000,000 shares of Common Stock were distributed, were not related parties.

As a result of the Reverse Merger, these 400,000,000 shares of Common Stock were reduced to 800,000 shares. On July 26, 2010, in the belief that the provisions contained in the Employment Agreement which required the Company to protect Mr. Astrom against the effects of the Reverse Split was applicable to these 400,000,000 shares, the Company issued 399,200,000 shares of Common Stock to Mr. Astrom, such that, upon such issuance, his holdings were restored to 400,000,000 shares of Common Stock. The Company and Mr. Astrom later determined that these provisions were not applicable to these 400,000,000 shares and accordingly, Mr. Astrom surrendered 399,200,000 shares to the Company for cancellation.

Exchange Transaction

Prior to the Merger, Mark E. Astrom owned 1 share of the Series A Preferred Stock of the Company and was owed $100,125 for accrued and unpaid salary and $85,182 for unreimbursed expenses, which indebtedness was carried as related party debt on the books of the Company. In satisfaction of a condition precedent to the Merger, Mr. Astrom and the Company entered into an Exchange Agreement, dated as of May 1, 2011, pursuant to which one share of Series A Preferred Stock and all of this indebtedness were exchanged for a promissory note of the Company payable to him in the principal amount of $473,933.65. The promissory note is due on May 1, 2012 and bears interest at the rate of 0.55% per annum. On May 6, 2011, the Company repaid $97,943 of the principal amount of this promissory note to Mr. Astrom. After such repayment, the promissory note was voluntarily amended on August 15, 2011, to reduce the principal amount due thereunder to $185,227, because the parties concluded, among other things, that the aforesaid share of Series A Preferred Stock had been overvalued and that certain covenants of the Company in the promissory note impaired the ability of the Company to raise capital. This promissory note is secured by the pledge of all of the outstanding shares of Enterprises and contains a covenant under which we are required to prevent Enterprises from granting liens upon its property, except for purchase money security interests, pursuant to a Pledge Agreement, dated as of May 1, 2011, between the Company and Mr. Astrom. The Company is uncertain as to whether it will be able to repay the note on a timely basis.

Exchange of Preferred Stock

On November 25, 2009, 5 million shares of Series C Preferred Stock held by an entity of which Mark E. Astrom was the sole stockholder were exchanged for 1 share of our Series A Preferred Stock.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree, or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters, if any, that were dismissed without sanction or settlement.

Director Compensation

Currently, we do not pay our directors any cash or other compensation. In the future, we may consider appropriate forms of compensation, including cash compensation and the issuance of Common Stock and stock options.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $12,000 and $9,000 for the fiscal years ended December 31, 2011, and 2010, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements in connection with our statutory and regulatory filings.

Audit Related Fees

There was $0 in audit related fees for each of the fiscal years ended December 31, 2011, and 2010. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for each of the fiscal years ended December 31, 2011, and 2010.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Paritz & Co. LLP as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2011 are filed as part of this report.

(1)           Financial statements of the Company and its subsidiaries.

(2)           Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Item 16. Exhibits and Financial Statement Schedules

Exhibit No.	Description
3.1	Certificate of Incorporation1
3.2	Certificate of Merger, dated March 13, 2008, of Mutual Exchange International with and into the Registrant2
3.3	Certificate of Amendment to Registrant’s Certificate of Incorporation, dated October 29, 20093
3.4	Certificate of Designations, dated October 29, 2009, relating to the Series A Preferred Stock of Registrant4
3.5	Certificate of Designations, dated October 29, 2009, relating to the Series B Preferred Stock of Registrant5
3.6	Certificate of Amendment to Registrant’s Certificate of Incorporation, dated February 2, 20106
3.7	Certificate of Merger, dated May 9, 2011, of Eyes on the Go, Inc., a Delaware corporation, with and into Eyes Enterprises, Inc., a Delaware corporation and the wholly owned subsidiary of Registrant7
3.8	Certificate of Amendment to Registrant’s Certificate of Incorporation, dated May 9, 20118
3.9	By-laws of Registrant9
3.10	Certificate of Amendment to Registrant’s Certificate of Incorporation, dated February 22, 2012[10]
3.11	Certificate of Corrections to Certificate of Amendment to Registrant’s Certificate of Incorporation, dated February 27, 2012[11]
10.1	Agreement and Plan of Merger, dated as of May 1, 2011, by and among the Registrant, Eyes Enterprises, Inc. and Eyes on the Go, Inc.12
10.2	Form of Stock Purchase Agreement13
10.3	Form of Registration Rights Agreement14
10.4	Exchange Agreement, dated as of May 1, 2011, by and between Registrant and Mark E. Astrom15
10.5	Promissory Note, dated May 1, 2011, made by Registrant in favor of Mark E. Astrom16
10.6	Pledge Agreement, dated May 1, 2011, by and between Registrant and Mark E. Astrom17
10.7	Agreement, dated August 15, 2011, by and between Registrant and Mark E. Astrom18
10.8	Amended Promissory Note, dated August 15, 2011, made by Registrant in favor of Mark E. Astrom19
10.9	Agreement, dated August 26, 2010, by and between Chris Carey Advisers and Eyes on the Go, Inc. (renamed Eyes Enterprises, Inc.)20
10.10	Agreement, dated October 20, 2011, by and between Eyes on the Go, Inc. (renamed Eyes Enterprises, Inc.) and Xanboo, Inc.21
10.11	iCare Marketing Agreement, dated as of April 1, 2011, by and between Eyes on the Go, Inc. (renamed Eyes Enterprises, Inc.) and iCare Marketing, Inc.22
10.12	Letter, dated May 6, 2011, from iCare Marketing, Inc. to Eyes on the Go, Inc. (renamed Eyes Enterprises, Inc.)23
10.13	Letter, dated August 22, 2011, from Eyes on the Go, Inc. (renamed Eyes Enterprises, Inc.) to iCare Marketing, Inc.24
10.14	Asset Purchase and Sale Agreement, dated as of January 23, 2011, by and between Eyes on the Go, Inc. (renamed Eyes Enterprises, Inc.) and Fritz-McDonald Capital, LLC25
21	Subsidiaries of the Registrant26
31.1	Certification of Chief Executive Officer and Chief Financial Officer – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer – Filed herewith.

[1]	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[2]	Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[3]	Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[4]	Incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[5]	Incorporated by reference to Exhibit 3.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[6]	Incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[7]	Incorporated by reference to Exhibit 3.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[8]	Incorporated by reference to Exhibit 3.8 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[9]	Incorporated by reference to Exhibit 3.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[10]	Incorporated by reference to Exhibit 3.10 to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-176820, filed on February 29, 2012.
[11]	Incorporated by reference to Exhibit 3.11 to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[12]	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[13]	Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[14]	Incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[15]	Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[16]	Incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[17]	Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[18]	Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[19]	Incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[20]	Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[21]	Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[22]	Incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[23]	Incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[24]	Incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[25]	Incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.
[26]	Incorporated by reference to Exhibit 21 to the Registrant's Registration Statement on Form S-1, Registration No. 333-176820, filed on September 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYES ON THE GO, INC.

Date: April 16, 2012	By:	/s/ Christopher Carey
	Name:	Christopher Carey
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Carey	Chief Executive Officer; Chief Financial	April 16, 2012
Christopher Carey	Officer; Director

/s/ Mary Weaver Carey	Director	April 16, 2012

/s/ Blazej Kesy	Director	April 16, 2012