Form 10-Q
period 2012-03-31
EYES ON THE GO, INC.
filed 2012-05-21
CIK 1498522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:  333-176820

EYES ON THE GO, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2712208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 Broadway, PH 12 Brooklyn, NY	11249
(Address of principal executive offices)	(zip code)

(908) 229-4933
 (Registrant’s telephone number, including area code)

(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court  Yes ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2012, there were 1,173,858,356 shares of the Registrant's Common Stock outstanding.

EYES ON THE GO, INC.

For The Quarterly Period Ended March 31, 2012

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE   RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE  EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$505	$52,301
Inventories	1,613	1,613
TOTAL CURRENT ASSETS	$2,118	$53,914

Intangible asset, net of accumulated amortization of $21,028 and $16,765, respectively	51,177	55,440

TOTAL ASSETS	$53,295	$109,354

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$26,614	$28,464
Due to related parties	541,111	511,161
TOTAL CURRENT LIABILITIES	567,725	539,625

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at March 31, 2012 and December 31, 2011	-	-
Series B Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 and 303,849 shares issued
and outstanding at March 31, 2012 and December 31, 2011	-	-
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at March 31, 2012 and December 31, 2011	-	-
Common stock, $0.000001 par value,
2,000,000,000 shares authorized, 1,173,858,356 and
360,000,000 shares issued and outstanding at March 31, 2012
and December 31, 2011, respectively	1,174	1,169
Additional paid-in capital	393,862	373,658
Stock Subscription receivable	(10,000)	(10,000)
Accumulated deficit	(899,466)	(795,098)
TOTAL STOCKHOLDERS’ DEFICIENCY	(514,430)	(430,271)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$53,295	$109,354

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011

REVENUES	$120	$2,889

COST OF REVENUE	418	3,773

GROSS (LOSS)	(298)	(884)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	104,070	59,751

NET LOSS	(104,368)	(60,635)

Loss per common share	(0.00)	(0.00)

Weighted average common shares outstanding	1,170,823,990	360,000,000

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011

OPERATING ACTIVITIES:
Net loss	$(104,368)	$(31,885)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	54,000	25,250
Amortization	4,263	-
Stock based compensation	3,209	-
Changes in operating assets and liabilities:
Accounts receivable	-	(1,200)
Inventories	-	(2,012)
Accrued expenses	(1,850)	4,593
NET CASH USED IN OPERATING ACTIVITIES	(44,746)	(5,254)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	17,000	30,000
Repayment of loan to related party	(24,050)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,050)	30,000

INCREASE (DECREASE) IN CASH	(51,796)	24,746

CASH – BEGINNING OF PERIOD	52,301	366

CASH – END OF PERIOD	$505	$25,112

See notes to financial statements

EYES ON THE GO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2011.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

Description of Business

Eyes on the Go, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on August 26, 2010. The Company designs, implements, and provides services relating to the remote monitoring of businesses and other facilities.

On May 11, 2011 the Company completed a Plan and Agreement of Merger with Mutual Exchange Corp. (“Mutual”), whereby Mutual issued 360,600,000 shares of its common stock to the Company and Mutual’s majority shareholder transferred 500,008,000 shares to the shareholders of the Company. The Company was considered to be the accounting acquirer, and the merger was accounted for as a reverse merger, whereby the Company being the accounting survivor. Accordingly, the historical financial statements presented herein are those of Eyes on the Go, Inc. and do not include the historical financial results of Mutual. The stockholders’ equity section of Mutual has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction.

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include share based payment arrangements, determining the fair value of the Company’s common stock, the collectability of accounts receivable and deferred taxes and related valuation allowances. Certain of the Company’s estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Intangible asset

Intangible asset represents the integration fee made in connection with the iCare agreement referred to in Note 6. The fee is being amortized over the four year life of the agreement.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of the Accounting Standards Codification 740, Accounting for Income Taxes, which requires an asset and liability approach to calculate differed income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities.

2      GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholder’s deficiency of $514,430 as of March 31, 2012. The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3      RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	March 30, 2011	December 31, 2011
Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$185,227

Due to stockholder, non-interest bearing and due on demand.	355,884	325,934
	$541,111	$511,161

During the three months ended March 31, 2012 and 2011 the Company incurred consulting expenses totaling $54,000 and $54,000, respectively, for the services of three members of executive management provided by an entity owned by the CEO. That amount is included in due to related parties.

4      STOCKHOLDERS’ DEFICIENCY

In a February 2012, the Company issued 3,974,090 shares of common stock to three investors for proceeds of $17,000.

In February 2012, the company issued 375,000 Series B preferred shares in exchange for recruiting services provided to the company; these shares were valued at $3,209.

During the quarter ended March 31, 2012, all of the shares of Series B preferred shares were converted into 1,277,698 shares of the Company’s common stock.

5     INCOME TAXES

Deferred tax asset

Net operating loss	$272,000
Valuation allowance	(272,000)
$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, the Company has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

6     ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc. (“iCare"), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. The Company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which were valued at $22,205, using a price per share of $.0014, which is the price per share applicable to the October 2011 issuances described in Note 5, above. The integration fee has been recorded at $72,205 and is being amortized over the four-year life of the agreement. $4,263 has been recorded for amortization of the agreement during the year three months ended March 31, 2012.

7     SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued, other than disclosed below. There were no material subsequent events as of that date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

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

In January 2012, we introduced an additional service by providing online streaming video and audio images from bars, restaurants and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from multiple cameras and microphones and makes them available to consumers on the Gander.tv website. In some cases, it is possible to utilize customers’ existing video and audio equipment. The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website We began selling this service in January 2012.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

Revenues

      Revenues for the three months ended March 31, 2012, were $120, compared to $2,889 for the three months ended December 31, 2010.  The decrease in revenues was attributable to reduced installation fees from customers who elected to change their service from video surveillance to Gander.tv, thereby postponing receipt of installation and monthly fees.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012, were $104,470, compared to $59,751 for the three months ended March 31, 2011.  Operating expenses increased due to the Company adding development and web operations technical personnel, project manager and several new sales personnel.

Net Loss

We had a net loss of $104,368 for the three month period ended March 31, 2012, as compared to a net loss of $60,635 for the three month period ended March 31, 2011, principally owing to the increase in our general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had: (i) total current assets of $2,118, consisting of $505 in cash and the balance in inventories, (ii) total liabilities of $567,725, comprised of $541,111 due to related parties and accrued expenses of $26,614, (iii) a working capital deficit of $565,607 and (iv) an accumulated deficit of $899,466.

Of the $541,111 due to related parties, $185,227 was due May 1, 2012, and the Company is negotiating an extension of the due date; the remainder of the debt due to related parties has no specific repayment terms and is due on demand.

Net cash used in operating activities for the three months ended March 31, 2012, was $44,746, which included a net loss of $104,368, mostly offset by accrued fees to related parties of $54,000, compared to net cash used in operating activities of $5,254 for the three months ended March 31, 2011.

Net cash used in financing activities for the three months ended March 31, 2012, was $7,050, compared to net cash provided in financing activities of $30,000 for the three months ended March 31, 2011.

Cash Requirements

From its inception (August 26, 2010) to the date hereof, the Company has obtained funding through loans from related parties and private placements. The Company plans to fund its activities during the remainder of fiscal 2012 and beyond from cash on hand and through the sale of debt or equity securities and/or bank financing. We can give no assurance that sufficient funding will be available on acceptable terms, or at all, and, if it is not, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into our debt securities, our stockholders may experience significant dilution.

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

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On or about February 20, 2012, we issued 1,168,906 shares of Common Stock to Scott Hoffman for proceeds of $5,000 in cash.

On or about February 20, 2012, we issued 1,168,906 shares of Common Stock to David Sepaniak for proceeds of $5,000 in cash.

On or about February 22, 2012, we issued 1,636,278 shares of Common Stock to Svetlin Petkov for proceeds of $7,000 in cash.

On or about January 30, 2012, we issued 375,000 shares of Series B Preferred Stock to Kip Trum in payment for services valued at $15,000. On February 29, 2012, these shares were converted into 750,000 shares of Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ CHRISTOPHER CAREY
Date: May 21, 2012		Name: Christopher Carey
Title: Chief Executive Officer, Principal Accounting Officer, President, Director