Form 10-Q
period 2012-06-30
EYES ON THE GO, INC.
filed 2012-08-20
CIK 1498522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

As of August 20, 2012, there were 1,179,416,558 shares of the Registrant's Common Stock outstanding.

EYES ON THE GO, INC.

For The Quarterly Period Ended June 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,932	$52,301
Inventories	1,613	1,613
Deferred merger costs	-	-
TOTAL CURRENT ASSETS	$5,545	$53,914

Intangible asset, net of accumulated amortization of $25,294 and $16,765	46,914	55,440

TOTAL ASSETS	$52,459	$109,354

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$36,710	$28,464
Due to related parties	697,550	511,161
TOTAL CURRENT LIABILITIES	734,260	539,625

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at June 30, 2012 and December 31, 2011	-	-
Series B Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 303,849 and 0 shares issued
and outstanding at June 30, 2012 and December 31, 2011	-	-
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at June 30, 2012 and December 31, 2011	-	-
Common stock, $0.000001 par value,
2,000,000,000 shares authorized, 1,179,416,558 and
360,000,000 shares issued and outstanding at June 30, 2012
and December 31, 2011, respectively	1,179	1,169
Additional paid-in capital	420,047	373,658
Stock Subscription receivable	(10,000)	(10,000)
Accumulated deficit	(1,093,027)	(795,098)
TOTAL STOCKHOLDERS’ DEFICIENCY	(681,801)	(430,271)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$52,459	$109,354

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended		Three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUES	$240	$3,809	$120	$920

COST OF REVENUE	5,440	4,477	5,022	704

GROSS (LOSS)	(5,200)	(668)	(4,902)	216

GENERAL AND ADMINISTRATIVE EXPENSES	292,729	225,080	188,659	194,079

NET LOSS	(297,929)	(225,748)	(193,561)	(193,863)

Loss per common share	(0.000)	(0.001)	(0.000)	(0.000)

Weighted average common shares outstanding	1,174,118,340	262,021,633	1,177,415,579	521,163,275

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011

OPERATING ACTIVITIES:
Net loss	$(297,929)	$(225,748)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	108,000	108,000
Stock based payment	16,399	90,968
Amortization	8,526	-
Changes in operating assets and liabilities:
Inventories	-	(1,613)
Deferred merger costs	-	(28,750)
Accrued expenses	8,246	12,319
NET CASH USED IN OPERATING ACTIVITIES	(156,758)	(44,824)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	30,000	152,991
Repayment of loan to related party		(97,943)
Proceeds of loan from related party	78,389
NET CASH PROVIDED BY FINANCING ACTIVITIES	108,389	55,048

INCREASE (DECREASE) IN CASH	(48,369)	10,224

CASH – BEGINNING OF PERIOD	52,301	365

CASH – END OF PERIOD	$3,932	$10,589

See notes to financial statements

EYES ON THE GO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2011.  Operating results for the six and three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

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

2      GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholder’s deficiency of $681,801 as of June 30, 2012. The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3      RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	March 30, 2011	December 31, 2011
Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$185,227

Due to stockholder, non-interest bearing and due on demand.	512,323	325,934
	$697,550	$511,161

During the six months ended June 30, 2012 and 2011 the Company incurred consulting expenses totaling $108,0000 and $108,000, respectively, for the services of three members of executive management provided by an entity owned by the CEO. That amount is included in due to related parties.

4      STOCKHOLDERS’ DEFICIENCY

In February 2012, the Company issued 3,974,090 shares of common stock to three investors for proceeds of $17,000.

In February 2012, the company issued 375,000 Series B preferred shares in exchange for recruiting services provided to the company, these shares were valued at $3,209.

During the quarter ended March 31, 2012, all of the holders of Series B preferred shares exchanged their shares for 1,277,698 shares of the Company’s common stock.

5     INCOME TAXES

Deferred tax asset

Net operating loss	$357,000
Valuation allowance	(357,000)
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

6     ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. The Company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which were valued at $22,205. The integration fee has been recorded at $72,205 and is being amortized over the four-year life of the agreement. $8,526 has been recorded for amortization of the agreement during the six months ended June 30, 2012.

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

General

In January 2012, we introduced a service that provides online streaming video and audio images from bars, restaurants and clubs to consumers via a website called "Gander.tv." We have developed a proprietary software program that runs on computer platforms at customers' facilities that streams video images and sound from multiple cameras and microphones and makes them available to consumers on the Gander.tv  website. In some cases, it is possible to utilize customers' existing video and audio equipment. A Key Strength of the systems architecture is that GANDER.tv has customized off the shelf software which presents a significant barrier to entry for competitors

The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv  website. We began selling this service in January 2012 and have now signed and installed our equipment in 30 venues. We market directly with our own sales force through direct marketing efforts using leads that are generated internally and as well as introductions made through the Sysco, Inc. sales force and support the design and manage the implementation, customization and maintenance of our services with our back office customer support staff.  We rely on third parties for the equipment necessary to render our services and for installation, monitoring and maintenance services. We market primarily to business owners and managers in the hospitality industry, with a particular focus on the performance driven segments such as comedy clubs and music venues. All our offerings from streaming, to recording and playback are now fully functional, and in May 2012 we have started marketing pay-per-view entertainment from our customers' venues to consumers. The Gander.tv team works side by side with the venues to promote the pay per view events through their social media channels and emailing lists. We are constantly working on defining more strategies to generate revenues for both our company and the venues and have recently introduced also a sponsorship program. In our continued effort, we have also started to sign agreements directly with artists, and now stream directly on both venues and artists’ Facebook pages and other 3rd party websites.

We have signed Digital Rights Agreements with the three leading music licensing companies: ASCAP, BMI, SESAC. This provides us the rights to broadcast any licensed work over the Internet, and covers over 17+ Million works. We have also entered into an agreement with Tremor Video, an Ad network representing top agencies and ad campaigns and allows us to get the highest paying video ads.

Our internal sales team is growing and dictating the direction of the expansion of the company side by side with the management, but to anticipate future growth we have entered into an agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. We believe that this agreement will increase the sales force’s potential beyond the New York area, which is currently our focus.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2012
COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Revenues

      Revenues for the six months ended June 30, 2012, were $240, compared to $3,809 for the six months ended June 30, 2011.  The decrease in revenues was attributable to reduced installation fees from customers who elected to change their service from video surveillance to Gander.tv, thereby postponing receipt of installation and monthly fees.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012, were $292,729, compared to $225,080 for the six months ended June 30, 2011.  Operating expenses increased due to the Company adding development and web operations technical personnel, project manager and several new sales personnel.

Net Loss

We had a net loss of $297,929 for the six month period ended June 30, 2012, as compared to a net loss of $225,748 for the six month period ended June 30, 2011, principally owing to the increase in our general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had: (i) total current assets of $5,545, consisting of $3,932 in cash and the balance in inventories, (ii) total liabilities of $734,260, comprised of $697,550 due to related parties and accrued expenses of $36,710, (iii) a working capital deficit of $728,715 and (iv) an accumulated deficit of $1,093,027.

Of the $697,550 due to related parties, $185,227 was due May 1, 2012, and the Company is negotiating an extension of the due date; the remainder of the debt due to related parties has no specific repayment terms and is due on demand.

Net cash used in operating activities for the six months ended June 30, 2012, was $156,758, which included a net loss of $297,929, mostly offset by accrued fees to related parties of $108,000, compared to net cash used in operating activities of $44,824 for the six months ended June 30, 2011.

Net cash used in financing activities for the six months ended June 30, 2012, was $108,389, compared to net cash provided in financing activities of $55,048 for the six months ended June 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between March 31, 2012 and June 30, 2012, we issued:

  1,000,000 shares of Common Stock to Caterina Cook for proceeds of $5,000 in cash.
  909,100 shares of Common Stock to Deborah Chien for proceeds of $5,000 in cash.
  338,000 shares of Common Stock to David Sepaniak for services.
  701,262 shares of Common Stock to Michael Layden for proceeds of $3,000 in cash.
  1,000,000 shares of Common Stock to Jamie Karczewski for proceeds of $1,000 in cash.
  1,000,000 shares of Common Stock to John Benjamin Lewis for proceeds of $1,000 in cash.
  300,000 shares of Common Stock to Ryan Farrell for proceeds of $300 in cash.
  309,840 shares of Common Stock for services.

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

	By:	/s/ CHRISTOPHER CAREY
Date: August 20, 2012		Name: Christopher Carey
Title: Chief Executive Officer, Principal Accounting Officer, President, Director