Form 10-Q/A
period 2012-06-30
EYES ON THE GO, INC.
filed 2012-09-12
CIK 1498522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q/A
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

In January 2012, we introduced a service that provides online streaming video and audio images from bars, restaurants and clubs to consumers via a website called "Gander.tv." We have developed a proprietary software program that runs on computer platforms at customers' facilities that streams video images and sound from multiple cameras and microphones and makes them available to consumers on the Gander.tv  website. In some cases, it is possible to utilize customers' existing video and audio equipment. A key strength of the systems architecture is that GANDER.tv has customized off-the-shelf software, which we believe presents a significant technological barrier to entry for competitors. We have found that the demand Gander.tv is substantially greater than the demand for video surveillance and we are concentrating our sales efforts in the former area.

The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv  website. We began selling this service in January 2012 and have now signed and installed our equipment in 30 venues. We market directly with our own sales force through direct marketing efforts using leads that are generated internally and as well as introductions made through the Sysco, Inc. sales force and support the design and manage the implementation, customization and maintenance of our services with our back office customer support staff.  We rely on third parties for the equipment necessary to render our services and for installation, monitoring and maintenance services. We market primarily to business owners and managers in the hospitality industry, with a particular focus on the performance driven segments such as comedy clubs and music venues. All of our offerings from streaming, to recording and playback are now fully functional, and in May 2012, we er-view entertainment from our customers' venues to consumers. The Gander.tv team works side by side with the venues to promote the pay per view events through their social media channels and emailing lists. We are constantly working on defining more strategies to generate revenues for both our company and the venues and have recently introduced also a sponsorship program. In our continued effort, we have also started to sign agreements directly with artists, and now stream directly on both venues and artists’ Facebook pages and other third party websites.

We believe that a key element for future growth is our agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s products to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. We believe that this agreement will increase the sales force’s potential beyond the New York area, which is currently our focus.

We have signed Digital Rights Agreements with the three leading music licensing companies: ASCAP, BMI, SESAC. This provides us the rights to broadcast any licensed work over the Internet, and covers over 17+ Million works. We have also entered into an agreement with Tremor Video, an ad network representing top agencies and ad campaigns that allows us to get the highest paying video ads.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2012
COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

      Revenues for the three months ended June 30, 2012, were $120, compared to $920 for the three months ended June 30, 2011.  The decrease in revenues was attributable to reduced installation fees from customers who elected to change their service from video surveillance to Gander.tv, thereby postponing receipt of installation and monthly fees.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012, were $188,659, compared to $194,079 for the three months ended June 30, 2011.  Operating expenses decreased due to a better deployment of resources and a leaner organizational structure.

Net Loss

Our net loss for the three month period ended June 30, 2012, was substantially the same as our net loss for the three month period ended June 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between March 31, 2012 and June 30, 2012, we issued:

  On or about April 10, 2012, we issued 1,000,000 shares of Common Stock to Caterina Cook for proceeds of $5,000 in cash.
  On or about April 19, 2012, we issued 909,100 shares of Common Stock to Deborah Chien for proceeds of $5,000 in cash.
  On or about April 28, 2012, we issued 338,000 shares of Common Stock to David Sepaniak for services.
  On or about May 7, 2012, we issued 701,262 shares of Common Stock to Michael Layden for proceeds of $3,000 in cash.
  On or about May 23, 2012, we issued 1,000,000 shares of Common Stock to Jamie Karczewski for proceeds of $1,000 in cash.
  On or about June 4, 2012, we issued 1,000,000 shares of Common Stock to John Benjamin Lewis for proceeds of $1,000 in cash.
  On or about June 16, 2012, we issued 300,000 shares of Common Stock to Ryan Farrell for proceeds of $300 in cash.
  On or about June 22, 2012, we issued 309,840 shares of Common Stock for services rendered valued at $3,000.

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

	By:	/s/ CHRISTOPHER CAREY
Date: September 12, 2012		Name: Christopher Carey
Title: Chief Executive Officer, Principal Accounting Officer, President, Director