Form 10-Q
period 2012-09-30
EYES ON THE GO, INC.
filed 2012-11-28
CIK 1498522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2012

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
As of September 30, 2012, there were 1,202,889,520 shares of the Registrant's Common Stock outstanding.

EYES ON THE GO, INC.

For The Quarterly Period Ended September 30, 2012

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,349	$52,301
Inventories	1,613	1,613
	-	-
TOTAL CURRENT ASSETS	$16,962	$53,914

Intangible asset, net of accumulated amortization of $29,557 and $16,765	42,651	55,440

TOTAL ASSETS	$59,613	$109,354

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$63,614	$28,464
Due to related parties	761,740	511,161
TOTAL CURRENT LIABILITIES	825,354	539,625

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at September 30, 2012 and December 31, 2011	-	-
Series B Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued
and outstanding at September 30, 2012 and December 31, 2011	-	-
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at September 30, 2012 and December 31, 2011	-	-
Common stock, $0.000001 par value,
2,000,000,000 shares authorized, 1,202,889,520 and
1,168,606,568 shares issued and outstanding at September 30, 2012
and December 31, 2011, respectively	1,179	1,169
Additional paid-in capital	531,847	373,658
Stock Subscription receivable	(10,000)	(10,000)
Accumulated deficit	(1,288,767)	(795,098)
TOTAL STOCKHOLDERS’ DEFICIENCY	(765,741)	(430,271)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$59,613	$109,354

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES	$703	$3,929	$463	$120

COST OF REVENUE	6,935	4,643	1,495	166

GROSS (LOSS)	(6,232)	(714)	(1,032)	(46)

GENERAL AND ADMINISTRATIVE EXPENSES	487,437	306,822	194,708	81,742

NET LOSS	(493,669)	(307,536)	(195,740)	(81,788)

Loss per common share	(0.000)	(0.000)	(0.000)	(0.000)

Weighted average common shares outstanding	1,177,855,840	689,302,607	1,184,833,395	1,009,060,210

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011

OPERATING ACTIVITIES:
Net loss	$(493,669)	$(307,536)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	162,000	162,000
Stock based payment	68,199	90,968
Amortization	12,789	-
Changes in operating assets and liabilities:
Inventories	-	(1,613)
Prepaid expenses	-	(22,500)
Accrued expenses	35,150	11,690
NET CASH USED IN OPERATING ACTIVITIES	(215,531)	(66,991)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	90,000	152,991
Repayment of loan to related party		(97,943)
Proceeds of loan from related party	88,579	14,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	178,579	69,948

INCREASE (DECREASE) IN CASH	(36,952)	2,957

CASH – BEGINNING OF PERIOD	52,301	365

CASH – END OF PERIOD	$15,349	$3,322

See notes to financial statements

EYES ON THE GO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2011.  Operating results for the nine and three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or any other period.

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

2      GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholder’s deficiency of $765,741 as of September 30, 2012. The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3      RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	September 30, 2012	December 31, 2011
Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$185,227

Due to stockholder, non-interest bearing and due on demand.	576,513	325,934
	$761,740	$511,161

During the nine months ended September 30, 2012 and 2011 the Company incurred consulting expenses totaling $162,000 and $162,000, respectively, for the services of three members of executive management provided by an entity owned by the CEO. That amount is included in due to related parties.

4      STOCKHOLDERS’ DEFICIENCY

In February 2012, the Company issued 375,000 Series B preferred shares in exchange for recruiting services provided to the Company; these shares were valued at $3,209.
During the three months ended March 31, 2012, all of the holders of Series B preferred shares exchanged their shares for 1,277,698 shares of the Company’s common stock.
During the nine months ended September 30, 2012, the Company issued 19,697,414 shares of common stock to investors for proceeds of $90,000. The Company issued 13,307,840 shares of common stock in exchange for services provided to the Company. These shares were valued at $64,990.

5     INCOME TAXES

Deferred tax asset

Net operating loss	$439,236
Valuation allowance	(439,236)
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

6     ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. The Company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which were valued at $22,205. The integration fee has been recorded at $72,205 and is being amortized over the four-year life of the agreement. $12,789 has been recorded for amortization of the agreement during the nine months ended September 30, 2012.

7     SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued. There were no material subsequent events as of that date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

In January 2012, we introduced a service that provides online streaming video and audio images from bars, restaurants and clubs to consumers via a website called "Gander.tv." We have developed a proprietary software program that runs on computer platforms at customers' facilities that streams video images and sound from multiple cameras and microphones and makes them available to consumers on the Gander.tv website. In some cases, it is possible to utilize customers' existing video and audio equipment. A key strength of the systems architecture is that GANDER.tv has customized off-the-shelf software, which we believe presents a significant technological barrier to entry for competitors. We have found that the demand Gander.tv is substantially greater than the demand for video surveillance and we have discontinued our original business of remote surveillance systems. The Company has terminated its agreement with Xanboo for the distribution of these systems and for the remote monitoring services. The Company is solely focused on its Gander.tv website and service.

The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website. We began selling this service in January 2012 and have now signed and installed our equipment in 32 venues. We market directly with our own sales force through direct marketing efforts using leads that are generated internally and as well as introductions made through the Sysco, Inc. sales force and support the design and manage the implementation, customization and maintenance of our services with our back office customer support staff.  We rely on third parties for the equipment necessary to render our services and for installation, monitoring and maintenance services. We market primarily to business owners and managers in the hospitality industry, with a particular focus on the performance driven segments such as comedy clubs and music venues. All of our offerings including live streaming, segment recording and playback, pay-per-view and free-per-view with promotional codes are now fully functional, and in October 2012, we started to receive revenue from our venue customers for subscription fees in addition to limited pay-per-view ticket sales to consumers. The Gander.tv team works side by side with these venues to promote the pay-per-view events through their social media channels and emailing lists. We are constantly working on defining more strategies to generate revenues for both our company and the venues and have recently introduced a sponsorship program. In our continued effort, we have also started to sign agreements directly with artists, and now stream directly on both venues and artists’ Facebook pages and other third party websites.

We believe that a key element for future growth is our agreement with iCare Marketing, Inc. (“iCare”), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s products to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. We believe that this agreement will increase the sales force’s potential beyond the New York area, which is currently our focus.

We have signed Digital Rights Agreements with the three leading music licensing companies: ASCAP, BMI, and SESAC. This provides us the rights to broadcast any licensed work over the Internet, and covers more than 17 million works. We have also entered into an agreement with Tremor Video, an ad network representing top agencies and ad campaigns that allows us to obtain the highest paying video ads.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

      Revenues for the three months ended September 30, 2012, were $463, compared to $120 for the three months ended September 30, 2011.  The increase in revenues was attributable to the Company’s beginning to charge for online video broadcast services from its Gander.tv web site for its clients.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012, were $194,708, compared to $81,742 for the three months ended September 30, 2011.  Operating expenses increased due to an investment in technical personnel to develop new applications and to debug and improve existing applications. In addition, the Company increased spending on sales and marketing including additional sales people and on program managers to improve services to clients.

Net Loss

Our net loss for the three month period ended September 30, 2012 was $195,740 which was an increase over the three months ending September 30, 2011 when we lost $81,788. The losses were due to investments in new applications and client services.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2012
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

      Revenues for the nine months ended September 30, 2012, were $703, compared to $3,929 for the nine months ended September 30, 2011.  The decrease in revenues was attributable to the Company ending its surveillance services and transitioning to the Gander.tv web site service. To entice clients to join the network, the Company offered free services during a trial period, when costs were incurred but no revenue was realized.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012, were $487,437, compared to $306,822 for the nine months ended September 30, 2011.  Operating expenses increased due to the Company adding development and web operations technical personnel, a project manager and several new sales personnel.

Net Loss

We had a net loss of $493,669 for the nine month period ended September 30, 2012, as compared to a net loss of $307,536 for the nine month period ended September 30, 2011, principally owing to the increase in our general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had: (i) total current assets of $16,962, consisting of $15,349 in cash and the balance in inventories, (ii) total liabilities of $825,354, comprised of $761,740 due to related parties and accrued expenses of $63,614, (iii) a working capital deficit of $765,741 and (iv) an accumulated deficit of $1,288,767.

Of the $761,740 due to related parties, $185,227 was due May 1, 2012, and the Company is negotiating an extension of the due date; the remainder of the debt due to related parties has no specific repayment terms and is due on demand.

Net cash used in operating activities for the nine months ended September 30, 2012, was $215,531, which included a net loss of $493,669, mostly offset by accrued fees to related parties of $162,000, compared to net cash used in operating activities of $66,991 for the nine months ended September 30, 2011.

Net cash provided by financing activities for the nine months ended September 30, 2012, was $178,579, compared to net cash provided in financing activities of $69,948 for the nine months ended September 30, 2011.

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

The Company believes that it will require capital in the form of equity or borrowed money of approximately $1,100,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to pay its outstanding obligation of $185,227 to Mark Astrom or to expand its business as planned. Further, although the Company is seeking additional capital, it has received no commitment for financing from investors or banks and no assurance can be given that any such commitment will be forthcoming or, if so, in what amount.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011.  Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between July 1, 2012 and September 30, 2012, we issued:

  On or about July 10, 2012, we issued 5,000 shares of Common Stock to Fiona Bloom for services.
  On or about July 10, 2012, we issued 5,000 shares of Common Stock to Leah Joy Malberg for services.
  On or about July 10, 2012, we issued 350,000 shares of Common Stock to Craig Phares for services.
  On or about July 15, 2012, we issued 1,000,000 shares of Common Stock to Walter Trum, 750,000 of which were for the conversion of Series B preferred shares and 250,000 were for services.
  On or about August 29, 2012, we issued 13,112,962 shares of Common Stock to John Berger for proceeds of $50,000 in cash.
  On or about September 15, 2012, we issued 3,000,000 shares of Common Stock to Jamie Karczewski as additional non-cash compensation.
  On or about September 15, 2012, we issued 3,000,000 shares of Common Stock to Amie Sepaniak as additional non-cash compensation.
  On or about September 15, 2012, we issued 2,000,000 shares of Common Stock to Russ Kucinski as additional non-cash compensation.
  On or about September 15, 2012, we issued 1,000,000 shares of Common Stock to Nick Trum as additional non-cash compensation.

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

	By:	/s/ CHRISTOPHER CAREY
Date: November 27, 2012		Name: Christopher Carey
Title: Chief Executive Officer, Principal Accounting Officer, President, Director