Form 10-K
period 2012-12-31
EYES ON THE GO, INC.
filed 2013-04-16
CIK 1498522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☑     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 333-176820

EYES ON THE GO, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2712208
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

40 Fulton Street, 24th Floor, New York, NY 100389
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

As of June 30, 2012, the last business day of our most recently completed 2nd fiscal quarter, the aggregate market value of our Common Stock (our only voting or non-voting equity) held by non-affiliates, computed by reference to the price at which our Common Stock was last sold during such quarter, was $2,409,034. There were approximately 560,240,518 shares of our Common Stock held by non-affiliates on that date. This valuation is based upon the last sale price of our Common Stock on June 29, 2012 (the last day on which our Common Stock was traded during such quarter), as quoted by OTC Markets Inc., on that date ($.0043).

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

ITEM 1. BUSINESS

Overview

In January 2012, we introduced a service to provide online streaming video and audio images from bars, performances spaces, restaurants and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from multiple cameras and microphones and makes them available to consumers on the Gander.tv website. In some cases, it is possible to utilize customers’ existing video and audio equipment. The Company has entered into a hosting agreement for the consolidation and storage of these video and audio images and their presentation to consumers via the Gander.tv website. We began selling this service in January 2012 in anticipation of the completion of the Gander.tv website, and by the end of March 2012 we had installed our first beta site in New York City. Over the course of the year and by December 31, 2012, we had installed a total of 36 venues in the New York Metropolitan area. We launched the Gander.tv web site in beta mode in mid-March 2012 and released from beta mode in the end of November 2012. We began generating revenue in November of 2012. The Company enhanced the software applications during the beta period including testing and then offering all eCommerce functions for billing certain services to the public.

The company now has a suite of applications that provide the following functionality to the entertainment venue owner and to the consumer.

●	Performances are streamed live performances and while transmitting, also recorded and stored on the hosted servers at Amazon.

●
Recorded segments are stored and are curated by the company’s Program Managers and are available in a library where they can be selected for streaming during off hours, or during times when the venue owner does not want to stream live performances.

●
Broadcasts events are streamed live and recorded as directed by the venue owners on their scheduled times. These events are streamed live and recorded and available for the consumer anytime on the future.

●
A dedicated web page is provided to each venue where the Company highlights the venue name, logo, address, map, description and provides a video player window. All recorded events are also made available as a thumbnail listing under the video window.

●
Broadcast events are made available as pay-per-view, meaning that the Company, the venue and the performer agree on a ticket price, which Gander.tv then makes available to the consumer during the live performance and later as a stored recorded event. The Company performs all of the eCommerce functions and accepts credit cards and PayPal for payment. The Company shares the proceeds on negotiated terms with the venue and the performer. These events can also be offered as Private Events, where the Company provides an access code to the venue and performer for their distribution to select parties for viewing.

●
Live and recorded broadcasts can be shared through certain social media web sites including Facebook. The Company also allows for embedded video on other third party web sites, including those of the venue and the performer. The Company has programmed a “chat” function through Facebook to its web pages featuring these events, where consumers can make comments.

●
The Company offers social media marketing services where it provides graphics, creates special web sites for events, and performs postings, Tweets and other forms of communication to expand the reach to consumers by informing them of upcoming or recorded events.

We market directly with our own sales force through direct marketing efforts using leads that are generated internally and as well as introductions made through the Sysco, Inc. sales force and support the design and manage the implementation, customization and maintenance of our services with our back office customer support staff. For more information on our relationship with Sysco, Inc. and its subsidiary, iCare, see “Our History – Marketing and Sales – iCare Agreement,” below. We rely on third parties for equipment necessary to render our services including the on-site Controller, cameras and microphones and for installation and on-site maintenance services. The Company has developed certain proprietary software applications as well as modified licensed software. We market primarily to business owners and managers in the entertainment and hospitality industries, as well as to performers and promoters. The address of the Company is 40 Fulton Street, 24th Floor, New York, NY 10038; its telephone number is (888) 666-3597.

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

Our Common Stock is quoted on Pink Sheets under the symbol “AXCG.OTCQB.”

Our Business

In January 2012, we introduced our Gander.tv service. This service provides online streaming video and audio images from bars, restaurants, performance spaces and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from multiple cameras and microphones or soundboards and makes them available to consumers on the Gander.tv website. In some cases, it is possible to utilize customers’ existing video and audio equipment. The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website. We will rely on third parties for the implementation services and for onsite maintenance. We have installed 36 sites in the New York Metropolitan area and have signed contracts for another 4 sites, which will be implemented by the end of April 2013. We have developed website applications for Gander.tv that enable our customers to schedule live broadcasts, or to post previously recorded segments which would be shown during slow or down times. In addition, we have introduced a pay-per-view application that enable our customers to schedule and broadcast shows and performances for a fee determined by the Company, our customers and the performers for each show and performance in the form of an online ticket paid by major credit card or PayPal®. The purchase of an on-line ticket will entitle the purchaser to watch the live performance and have future unlimited access to the recording. The service is targeted to the performance of music, spoken word, plays and musicals, comedy, karaoke, and other performances determined by the customer. The Company will collect these fees and will remit an agreed portion of the fees to the customer. The customer will be responsible for contracts with performers, including the terms for broadcasting and releases.

The Gander.tv website was released in beta mode in mid-March 2012. We launched to the general public by the end of March 2012. Each venue has a dedicated web page that allows for personalization including logos, description of venue, hours of operation, address and a map showing the location of the venue and a video player window. In addition, all pervious broadcast events are listed as thumbnail form on the venue page. Except for pay-per-view or private event performances, access to the Gander.tv website is free to consumers. The Company provides for enhanced functions to consumers who sign up for free membership including personalized web pages with highlighted favorites.

Our sources of revenue for Gander.tv services online streaming video and audio website include installation fees to cover basic installation services. The Company retains ownership of all hardware and software including the on-site controller, cameras and microphones. We also receive monthly recurring revenue for providing these services; including all video and audio image storage and access to consumers, which is in the range of $150.00 to $300.00 per month depending upon the number of components installed. In addition, the Company receives a portion of the pay-per-view fees charged to the consumer as a revenue sharing arrangement with the venues. We are generating fees for providing social media marketing services including graphics, creating web pages and landing pages, and posting and other communications to the consumers. The Company expects to generate future revenue through video and banner ad placement, through promotional programs and venue placement fees, and with select consumer product sponsorships. The Company launched the pay-per-view functions in the end of 2012, and has conducted a few hundred test events. The Company received varying percentages after credit card fees in the range of 25 – 50% of ticket prices.

We market directly with our own sales force, using leads that are generated internally and by Sysco through its iCare marketing program and other third parties. We support the sales once closed with Program Managers who engage with the client and coordinate Company efforts including the coordination of the installation,, design and customize venue pages, coordinate streaming live schedule , schedule and program broadcast events, develop and execute social media marketing programs for venue and performers, and provide maintenance of systems components. We rely on third parties for the equipment necessary including the controller, cameras and microphones to render our services and for on-site installation and maintenance services. We are increasing our sales efforts.

We are marketing our Gander.tv services primarily to business owners and managers in the entertainment and hospitality industries, which comprises restaurants, bars, nightclubs, and performance spaces. Our video streaming services are adaptable to other businesses and industry segments and, at some time in the future, we may seek to promote our services in these areas.

We commenced operations in August 2010 as a development-stage company; as of the first quarter of 2011, we no longer met the criteria for a development stage company.

The Company believes that it has taken advantage of new technologies at lower costs to provide a competitive proprietary platform for streaming live and recorded video to its web site. This lower cost is enabling the Company to provide a very competitive alternative to venues and performers to market themselves via the Internet. The Company has also developed robust and innovative application to leverage the video streams for marketing purposes and for revenue. Other factors enhancing the interest in its services include the wide spread and growing use of social media by consumers to view events, learn about venues they would like to visit and performers that they are interested in, or as fans to experience performances by favorite groups while not being able to attend in person. The availability of faster bandwidth, the expanding market and capabilities of mobile devices are all creating greater demand for the company’s services, where approximately 40% of viewing is done on mobile devices.

The Company intends to continue to sell and add locations to its Gander.tv business through direct marketing to bars, restaurants, nightclubs, performance spaces, and other prospects while it initiates and implements its relationship with Sysco through its iCare marketing program and to add functionality for enhanced operations to its website. The Company will continue to execute its sales plan. See “Marketing and Sales – Sales Plan.”

For more information about our businesses, see “Gander.tv Online Streaming Video and Audio Service.” For information respecting our corporate history, see “Business – Our History.”

Marketing and Sales

Sales Plan

Our principal market is the entertainment and hospitality industries. Our Gander.tv streaming live and recorded video services provide benefits to owners and managers of facilities in this industry, including:

●	Streaming live and recorded performance events which create a positive and compelling image to consumers who may want to attend shows or visit these venues.

●	Utilizing these live and recorded images via social media to broaden their reach to consumers to learn about and connect with these venues in a positive manner.

●	Providing a service to performers to expand their reach and communicate to their fans who can’t attend the live performance.

●	Allowing the performers and their promoters to leverage social media marketing and the services of the Company to expand their reach and fan base.

●	Providing additional revenue and profit by broadcasting events as a pay-per-view, or through charging for private video access to events.

●	Enhancing the relationship between the venue and their contract customers by providing streaming video during events.

●	Eventually, providing additional revenue and profit through sharing advertising and sponsorship fees attributable to the venue events and traffic.

We are concentrating our initial marketing efforts on the following potential customers within the entertainment and hospitality industries:

●	86,000 full service restaurants

●	148,000 limited service restaurants

●	42,000 drinking establishments

●	489,000 accommodation and food service facilities

Our sales and marketing efforts are conducted by in-house employees, using leads that are generated internally, to introduce our services and generate sales with potential customers. In addition, the Company receives leads from iCare directly as a result of iCare’s services rendered under an agreement between the Company and iCare and indirectly as a result of contacts that the Company makes at trade shows that the Company is entitled to attend under the terms of this agreement. See “iCare Agreement,” below. As the revenues of the Company permit, it intends to use its internal resources to supplement the leads provided by iCare. The Company believes that leads through its internal selling efforts along with leads provided pursuant to the agreement with iCare will be sufficient for the level of marketing that the Company will be able to conduct in light of its present and future staffing. Using the leads that are generated by iCare or internally, our sales personnel will make initial contact with, and make an initial presentation to, a prospect and if the prospect is interested in our services, perform a site survey and consultation to determine the configuration of components that best meets the prospect’s requirements. For example, we would determine where cameras and microphones should be situated and what additional components are needed including monitors, remote controllers and interfaces to existing soundboards for higher quality audio. These personnel will then confer with our engineers and develop a proposed agreement covering the equipment to be installed, the installation fee, the customized features to be provided, the monthly monitoring fee and social media marketing services and present it to the prospect. There is no minimum contract period. Upon the signing of the agreement, the sales person takes an impression of a credit card in order to charge the initial and monthly fees.

The Company maintains back office customer support personnel called Program Managers(PM’s) who coordinate with our sales personnel and the customers to confirm the equipment to be installed and the specific customization of the venue page, an overview of the content and streaming schedule and upcoming broadcast events and potential social media marketing services. The Operations Department coordinates ordering and delivery of all equipment, and schedules the onsite installation through a third-party contractor, who receives a portion of our installation fee. Once equipment is installed, the Company holds a strategic planning session with the customer and plans are developed for streaming schedules, potential broadcast events and supporting social media marketing plans. . After the system is installed the customer is charged for installation fees. After the system is operating for two weeks, and is fully tested, the customer is charged for the first monthly fee. The Company provides 30 days of social media marketing services to acquire traffic and views and then determines the level of ongoing marketing desired by the customer and charges accordingly.

We intend to minimize the use of outside sales representatives and, consequently, we expect to pay limited sales commissions to third parties. Sales efforts will be organized by territory, with the Company focusing on a rollout of sales personnel across major market areas in the United States over a 24- to 48-month period, which commenced in January 2012 in the New York Metropolitan area. This includes the five boroughs of New York City and Northern New Jersey. During this 24- to 48-month period, depending on our financial resources, we are planning to expand our sales and marketing staff to more than 50 persons in order to penetrate into 25 key markets throughout the United States; once we have attained this level, we intend to add sales and marketing staff as required. No assurance can be given that the Company will be able to meet this goal, because the Company will require substantial capital in order to develop its business. See “Liquidity and Capital Resources.”

The sales team for each key market will include a Business Development Manager and a number of Program Managers, depending upon the number of signed accounts and venue locations. New installations are coordinated by the Operations Department that relies on third parties for installation and maintenance services. All web site customization and social media marketing services are centrally located in our headquarters in New York City. The Program Managers work with the social media department to customize the Gander.tv venue pages and web site, and to produce graphics, web and landing pages and to conduct social media postings and other communications. The sales team will be headed nationally by a Vice President of Sales, with regional sales managers being added as sales staff is hired and markets are developed. The Vice President of Sales and the regional managers will also be responsible for identifying and making sales presentations to corporate accounts with multiple locations.

iCare Agreement

On April 1, 2011, we entered into an agreement with iCare Marketing, Inc. (“iCare”), a wholly owned subsidiary of Sysco Corporation (“Sysco”). Sysco sells markets and distributes food products to restaurants, healthcare and educational facilities, lodging establishments and others. Of Sysco’s 400,000 customers, approximately 150,000 are in our target market. According to Sysco, iCare provides non-competitive services and products to Sysco’s customers as a way for Sysco to differentiate itself with its customers and provide additional value in their relationships. iCare markets, among others, products and services designed to help its customers increase sales, hire and retain employees and streamline and protect business operations.

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

After payment of the integration fee in late October 2011, iCare initiated its marketing of our services. We met with the President of iCare and developed a plan for the introduction of our service to the Sysco organization and its customers. As a result of these meetings, we determined to commence our marketing operations in the New York Metro area. In particular, we will participate in local trade shows and events, provide information about our service to the local Sysco sales force and its customers through the release of a Power Point presentation and other sales materials to the Sysco’s local sales force and make presentations at sales meetings. The Company is meeting with prospective customers introduced by iCare. Of the 150,000 Sysco customers that are in our target market, approximately 4,000 are in in the New York Metro area.

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

Gander.tv Online Streaming Live and Recorded Video Service

Software and Hardware

The Company has developed proprietary software that runs on computer platforms installed at customers’ locations that consolidates video images for communication over the Internet to our leased server space. This platform is an off-the-shelf industrial computer that we acquire from two manufacturers. The Company makes minor alterations in these computers in order for them to work with its system. We install off-the-shelf cameras and microphones, choosing from a number of manufacturers.

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

Ongoing Services to Customers

Once the equipment installation is complete, we provide customization services to each customer to set up its web page to reflect the specifics of its location, including a unique description, logo, and hours of operation, address and map and video player window. All recorded broadcast events are listed as thumbnail images on the venue page and the consumer can click on the image and be linked to the recorded event. We strategize with clients on the use of the system, the plan for looping content from a library of recorded events, the schedule of broadcast events, the potential of leveraging social media marketing services to increase viewership and the potential of broadcasting events as pay-per-view or private view. The Company then releases the venue for viewing by consumers and provides ongoing support for problem determination and administrative functions. Our Program Managers assist customers in selecting performances for broadcasting and the potential as pay-per-view and selecting the price that will maximize return on each event.

Maintenance

Our monthly fee includes reprograming software and system maintenance, which we perform. We also provide on-site system maintenance through the third-party contractor that performed the initial installation. Monthly service fees cover the replacement of any failed component, except when the failure is externally caused.

Competition

There are a number of web-based competitors providing streaming online video and audio services. The most significant of these are YouTube®, Ustream® and LiveStream®. In all cases, these companies rely on the customers to provide the systems and components to stream video and audio to their websites. These companies are not focused on any specific industry and their websites are filled with many individual video and audio links including many at home performances. None of these competitors provides a pay-per-view option to its customers or a prerecorded segment for play during down times. They operate as utilities, providing the capability of streaming video, and do not provide support services including social media marketing.

There are a number of small web providers including BarSceneLive,com that have installed video cameras in bars. We do not believe that any of them has the capacity to become a competitive threat and none of them provides the functionality of our systems installation, website, pay-per-view or prerecorded segment play.

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

We are seeking to establish a market niche in providing innovative services involving the streaming of video and audio to owners of entertainment and hospitality facilities that will both enhance their presence on the internet while providing alternate sources of income through the pay-per-view application. Our approach is to offer a low-cost alternative to a potential customer’s establishing these services for themselves or through any competitors. We believe that our focus on connecting to social media sites and leveraging social networking will greatly increase internet traffic and eventually consumers at customers’ facilities and will distinguish us from competitors.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the events associated with the risk factors described below actually occurs, our business, financial condition or results of operations could suffer or we could be unable to continue to operate. In that case, the trading price of our Common Stock could decline, and you could lose all or a part of your investment. You should read the section entitled “Forward Looking Statements” for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

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

We presently have only 36 customers and our ability to become profitable and maintain operations depends on our obtaining new customers in the near future. While we are continuing to market our services (see “iCare Agreement”), no assurance can be given that we will be successful in obtaining customers in the number required for us to become profitable and remain in business.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2012, have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our independent registered public accounting firm has issued a report on these financial statements that includes a paragraph referring to our stockholders’ deficiency, net losses and negative cash flows and expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other things, upon our ability to obtain additional equity financing or other capital and, ultimately, to generate additional revenue and become profitable. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are evaluating the possibility of raising funds through public or private equity financings, and will continue to do so. However, if adequate funds are not available to us when needed, and we are unable to enter into a relationship that will give us access to sources of cash, we will be required to curtail our operations, which would in turn raise further doubt about our ability to continue as a going concern.

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

Key components of our business strategy are the licensing of software and services from Amazon and the use of the marketing services from iCare.

We rely on licensed software and contracted services in order to sell and perform our services and, in particular, those provided to us under an agreement between us and Amazon, under which we license Wowza software and contract for server storage, web site hosting and processing systems. We could experience a material loss of revenues if this agreement were to be terminated, or if we were unable to receive ongoing services to support operations, or obtain such license and services from another provider or develop them in-house, or acquire such equipment from other sources. The services for which we charge our monthly fee depend in turn upon the software that we license, the services that we receive under this agreement and if any of them were not available, our business would be disrupted until we were able to obtain them. If we were to lose the software licensed and the services rendered under this agreement, our business would be adversely affected and could be destroyed if such loss continued for more than one or two days. No assurance can be given that we could timely replace or develop such software or services, or license them on acceptable terms, or that new software or services would have the same level of functionality as the software and services that we are now licensing from Amazon.

With respect to marketing, we will rely on services to be provided under an agreement between us and iCare Marketing, Inc. (“iCare”), a subsidiary of Sysco Corporation, to provide prospective purchasers of our services in the restaurant, entertainment and hospitality business to our sales staff. No assurance can be given that iCare will provide the flow of prospects that, together with prospects generated internally and from other sources, are required to attain our sale goals. iCare has the right to terminate this agreement on 90 days’ notice, with or without cause. If this agreement were terminated for nonpayment or any other reason, we would be adversely affected because a source of prospects would no longer exist and we might not be able to replace iCare with another provider of similar prospects. For further information respecting our agreement with iCare, see “Description of Business – Sales.”

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

We depend upon independent manufacturers and vendors for key products used in providing our services and upon independent contractors for installation of our systems. A discontinued supply of these products, or a diminution of their quality, would adversely affect us. A loss of these products would cause us to search for replacement components which may require alterations to our software which could take an extended period. See “Risk Factors – Key components of our business strategy are the licensing of software and services from Amazon and the use of the marketing services from iCare.”

While we believe that iCare will be able to produce sales leads, no assurance can be given that iCare will do so in the volume necessary for us to enter into contracts sufficient in number to operate our business profitably nor do we know, at this stage of the development of our business, the rate at which we will be able to turn these sales leads into contracts. The failure of iCare to produce such leads could impair our marketing plans and could make it difficult for us to meet our sales plan,

Except for our agreements with Amazon and iCare, we do not have long-term contracts with any providers of these products or services and any of these providers may unilaterally terminate its relationship with us at any time or upon short notice. While we believe that there is an adequate supply of these products and services, to the extent we were to experience a delay in replacing any of these providers, our business would be harmed.

Our dependence on foreign manufacturing and supply sources could result in disruptions to our operations in certain events and such disruptions may adversely affect us.

We obtain substantially all of the products used in providing our services directly or indirectly from manufacturers that manufacture primarily in Asia. Any of the following could disrupt our supply of these products, increase our costs, decrease our profits or impact our ability to provide services to our customers:

●	financial instability of one or more of our manufacturers or vendors;

●	political unrest, terrorism and economic instability that results in the disruption of trade in foreign countries from which products are manufactured or supplied;

●	the imposition of new regulations relating to imports, duties, taxes, and other charges on imported products;

●	occurrences of natural disasters, unusual weather conditions or epidemics;

●	changes in the United States customs procedures concerning the importation of technology products;

●	unforeseen delays in customs clearance of any goods;

●	disruptions in the global transportation network such as port strikes, world trade restrictions or armed conflicts;

●	the application of foreign intellectual property laws;

●	the ability of our manufacturers or vendors to secure sufficient credit to finance their operations, including the acquisition of raw materials; and

●	exchange rate fluctuations between the U .S. dollar and the local currencies of foreign manufacturers or vendors.

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

A change in economic conditions, in particular a recession or a significant drop in the growth of our economy, could adversely impact our business. These conditions could result in reduced demand for our services, increased order cancellations and termination of service agreements by customers, increased risk of failure of our customers and a subsequent loss in revenue and increased pressure on the prices for our services.

Currency exchange rate fluctuations and other supplier-related risks could increase our expenses.

The products required to render our services are manufactured by independent domestic and foreign manufacturers, with the largest concentration in Asia. Difficulties encountered by these suppliers, such as fire, accident, natural disasters, outbreaks of contagious diseases or economic and political instability could halt or disrupt production of these products. Also, the prices that we pay to these suppliers could increase if raw materials, labor or other costs increase. In addition, restrictive actions by foreign governments, a strengthening of foreign currencies versus the U.S. dollar or changes in import duties or import or export restrictions could increase the prices for these products. If we are unable to pass these cost increases along to our customers, profitability could be adversely affected.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, result in our failure to gain market share and, as a result, to increase our revenues and attain profitability.

The video streaming market is highly competitive. We compete with other service providers, most, if not all, of whom have greater financial resources and larger customer bases than we have and have better access to sources of capital than we do. As a result, these competitors may be able to:

●	adapt to changes in customer requirements more quickly;

●	take advantage of acquisition and other opportunities more readily;

●	undertake greater research and development activities;

●	devote greater resources to the marketing and sale of their products; and

●	adopt more aggressive pricing strategies than ours.

For further information respecting our competitive position see “Description of Business – Gander.tv Online Streaming Video and Audio System – Competition.”

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

Our future success heavily depends on the continued service of our senior management and other key employees, the loss of any of whom could adversely affect our ability to execute our business strategy. In particular, we rely on the expertise and experience of Christopher Carey, our Chairman and Chief Executive Officer and Acting Chief Financial Officer, Mary Weaver Carey, our Vice President of Operations, and Jamie Karczewski, our Vice President Development. If one or more of our senior executives were unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating their replacements, which would substantially divert management’s attention from and severely disrupt our business. We could face difficulties in retaining our present senior management and, if we were to lose any of them, in attracting and retaining their replacements because we are not presently in a position to pay competitive compensation and our future is uncertain. Moreover, if any of our senior executives were to join a competitor or form a competing company, we could lose customers, suppliers, know-how, and key employees.

Our Chief Executive Officer is not devoting his full time to our business.

Our Chief Executive Officer, Christopher Carey is not devoting his full time to our business and has other employment. For further information as to the amount of time that Mr. Carey is presently devoting to the Company, see “Related Party Transactions—Agreement with Carey Advisors.” While the Company expects that as the business of the Company develops, he will devote increasing amounts of time to the Company, he is obligated to do so and no assurance can be given that he will ever devote his full time to the Company; likewise, no assurance can be given that Ms. Carey will continue to devote her full time to the Company. Failure of these persons to devote sufficient amounts of time to the Company’s business would materially adversely affect the implementation of the Company’s business plan and could result in the Company’s inability to continue as a going concern.

In order to grow, we will need additional financing. If we cannot meet our future capital requirements, our business will suffer or we will be unable to continue to operate. Our stockholders may be adversely affected by the terms of such financing.

Since we commenced business, our primary methods to obtain the cash necessary for our operating needs were investments made by our Chief Executive Officer and Founder and a group of initial investors and through a private placement. We need to raise additional funds in the future through public or private debt or equity financings in order to continue operations and in particular to fund operating losses; increase our sales and marketing capacities; take advantage of opportunities for internal expansion or acquisitions; hire, train and retain employees; develop new services and the products necessary to provide them; and respond to economic and competitive pressures. While we have undertaken measures to increase sales and cash flow, control product and installation costs and operate efficiently, we will not be able to grow and become profitable without additional outside capital. The Company believes that it will require capital in the form of equity or borrowed money of approximately $1,000,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to pay its expected obligations in the future. See “Liquidity and Capital Resources.” The Company is seeking additional capital, it recently received a commitment for financing from investors but there are no assurance that they will fund the entire amount of the commitment, nor that they will continue to fund at all. There can be no assurances that the Company will find additional investors nor that any such commitment will be forthcoming or, if so, in what amounts.

If adequate funds are not available or are not available on acceptable terms, our operating results and financial condition may suffer, our stock price may decline and we may not be able to continue as a going business. We can give no assurance that we will be able to obtain such capital in sufficient amounts or on acceptable terms.

Additional financing that was secured in February 2013 was in the form of a Convertible Debenture, and if converted will result in the dilution of existing shareholder. If our additional capital needs are met through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and may be further diluted.

We could be sued for improper disclosure or misuse of images and data from video streaming.

In the event that images or data from our video streaming services were improperly disclosed or misused, the subjects thereof could sue us and, if their lawsuits were successful, the amounts thereof could have a material adverse effect on our financial condition. The Company will take measures to reduce the likelihood of such lawsuits by installing video systems only in public areas of a customers’ facilities, leaving private areas, such as bathrooms and dressing rooms, unmonitored, and by retaining images and data on its system only with the approval of its customers. Nevertheless, no assurance can be given that such lawsuits will not be brought and, if so, that the Company will be able successfully to defend them.

Risk Factors Related to Ownership of Our Common Stock

Christopher Carey and Mary Weaver Carey, his wife, who are officers of the Company, , and Christopher Carey, Jr., who is the son of Mr. Carey and Ms. Carey, collectively have voting control over all matters submitted to a vote of the stockholders, and they may take actions that conflict with the interests of our other stockholders.

These persons beneficially own shares of our outstanding Common Stock representing more than 50% of the votes eligible to be cast by stockholders in the election of directors and on other matters. Accordingly, they have power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions. Their interests could conflict with the interests of our other stockholders.

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

The SEC has provided an exception to this unavailability if and for as long as the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company,

●	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

●
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●
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

We are obligated to file annual, quarterly and current reports with the SEC pursuant to the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the new rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board (the “PCAOB”) have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some of our activities more time-consuming and costly. We expect to spend at least $100,000, and perhaps substantially more, in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect our profitability and our results of operations. As indicated below, the so-called “Jobs Act” has relieved us of certain obligations with respect to reporting.

Because our Common Stock is not registered under the Exchange Act, we will not be subject to the federal proxy rules and our directors, executive offices and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 stockholders of record on the first day of a fiscal year.

Our Common Stock is not registered under the Exchange Act and we do not intend to register our Common Stock thereunder for the foreseeable future. However, we will register our Common Stock thereunder if we have, after the last day of our fiscal year, total assets of more than $10,000,000 and 2,000 record holders or 500 record holders who are not accredited investors, in accordance with Section 12(g) of the Exchange Act. As of the date of this Report, we have approximately 84 stockholders of record and assets of $40,321. We are currently required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act. However, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from stockholders without filing with the SEC and furnishing to them a proxy or information statement, and in the case of a proxy solicitation a form of proxy, complying with the SEC’s rules. In addition, as long as our Common Stock is not registered under Section 12 of the Exchange Act, our directors, executive officers and beneficial holders of 10% or more of our outstanding Common Stock and other equity securities will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires these persons to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports providing information concerning their ownership of Common Stock and other equity securities. Such information will be available only through such periodic reports that we file and registration statements that we may file with the SEC. Furthermore, as long as our Common Stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has become effective), we have fewer than 300 stockholders of record. This suspension is automatic and does not require any filing with the SEC. In this event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

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

●
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

●
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

●
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

Since we are not required, among other things, to file reports under Section 13 of the Exchange Act or to comply with the proxy requirements of Section 14 of the Exchange Act until such registration occurs or to comply with certain provisions of Sarbanes-Oxley and the Dodd-Frank Act and certain provisions and reporting requirements of or under the Securities Act and the Exchange Act or to comply with new or revised financial accounting standards as long as we are an EGC, and our officers, directors and 10% stockholders are not required to file reports under Section 16(a) of the Exchange Act until such registration occurs, the Jobs Act has had the effect of reducing the amount of information that we and our officers, directors and 10% stockholders are required to provide for the foreseeable future.

As a result of such reduced disclosure, our stock price may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2. PROPERTIES

The Company is currently leasing office space from GSM Systems, Inc. at their offices at 40 Fulton Street, New York, NY. All space costs are included in an agreement with GSM Systems, Inc. whereby they have agreed to a payment of restricted common shares equal to 5 million for each 6 months of space use. The Company intends to acquire additional office space as its business grows.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on Pink Sheets under the symbol “AXCG.OTCQB.” The following table sets forth the quarterly high and low sale closing bids for our Common Stock quoted on Pink Sheets for the fiscal years ended December 31, 2012 and 2011, and the subsequent interim periods, as reported by OTC Markets, Group, Inc. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. Our Common Stock is very thinly traded and has been extremely limited, sporadic and highly volatile; thus, pricing of our Common Stock on Pink Sheets does not necessarily represent its fair market value and the fact that there has been sporadic trading in our Common Stock does not necessarily indicate the establishment of a public market for our Common Stock. We do not believe that such information is a good indicator of the prices at which our Common Stock may trade in the future.

Quarter Ended	Bid High	Bid Low

Fiscal Year 2012
March 31	$.11	$.02
June 30	$.12	$.0032
September 30	$.006	$.0021
December 31	$.004	$.0008

Fiscal Year 2011
March 31	$.0105	$.01
June 30	$.0112	$.0105
September 30	$.011	$.011
December 31	$.035	$.0112
_________________
*	The high and low bid prices of the Common Stock in the above table were adjusted to reflect the reverse split of 1-for-500 that occurred on February 2, 2010.

As of December 31, 2012, there were 1,214,217,824 shares of Common Stock issued and outstanding and there were approximately 84 holders of record of our Common Stock. There are also an indeterminate number of stockholders holding stock in street name.

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

On or about November 28, 2011, we issued 25,500,000 shares of Common Stock to Aleksandar Kracun for proceeds of $10,000 in cash.

On or about December 18, 2011, we issued 6,146,019 shares of Common Stock to We Know the Future, LLC for proceeds of $18,500 in cash.

On or about January 23, 2012, we issued 10,000 shares of Common Stock Daniel L. Gallant to discharge an obligation valued at $100.

On or about April 30, 2012, we issued 1,506,906 shares of Common Stock to David Sepaniak, 1,168,906 shares to Scott Hoffman, 701,262 shares to Michael Layden, 1,636,278 shares to Svetlin Petkov, 1,000,000 shares to Caterina Cook and 909,100 shares to Deborah Chien for proceeds of $30,000 in cash.

On or about April 30, 2012, we issued 1,000,000 shares of Common Stock to Jamie Karczewski and 1,000,000 shares to John Benjamin Lewis as employees with the Company as compensation which were expensed at a total value of $8,556.

On or about April 30, 2012, we issued 300,000 shares of Common Stock to Ryan Farrell to discharge an obligation valued at $1,283.

On or about September 9, 2012, we issued 13,112,962 shares of Common Stock to John Berger for proceeds of $50,000 in cash.

On or about September 9, 2012, we issued 1,000,000 shares of Common Stock to Walter Trum, 5,000 shares to Leah Joy Malberg and 5,000 shares to Fiona Bloom to discharge obligations valued at $4,316.

On or about September 9, 2012, we issued 3,000,000 shares of Common Stock to Jamie Karczewski, 3,000,000 shares to Amie Sepaniak, 2,000,000 shares to Russ Kuchinski and 1,000,000 shares to Nicholas Trum as employees with the Company as compensation which were expensed at a total value of $34,317.

On or about September 10, 2012, we issued 350,000 shares of Common Stock to Craig Phares to discharge an obligation valued at $1,335.

On or about November 13, 2012, we issued 268,000 shares to Linda Bailey and Andre’ Soltes, 2,617,802 shares to Richard DeSimone and 10,020,040 shares to William Cronin for proceeds of $36,000 in cash.

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

During the year ended December 31, 2012, neither we nor any affiliated purchasers made any purchases of our equity securities.

On February 25, 2013, Eyes on the Go, Inc. entered into a Securities Purchase Agreement with two accredited investors to sell, in one or more tranches, up to $500,000 in Original Issue Discount Senior Secured Convertible Debentures of the Company, which are due and payable 270 days after the date of issuance. The Debentures have a ten percent (10%) original issue discount and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0015 or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date. The Debentures are secured by all of the assets of the Company. In connection with the sale of the Debentures, Chardan Capital Markets, LLC acted as placement agent. On February 25, 2013, the Investors purchased Debentures from the Company in the aggregate amount of $60,000, which had a principal amount of $66,000, and the Company received net proceeds of approximately $44,000, following the payment of fees and expenses. Pursuant to the Stock Purchase Agreement, in connection with the offering of the Debentures, the Company reimbursed the lead Purchaser in the amount of $10,000 for legal fees incurred in connection with the transaction.

On January 16, 2013, the Company entered into a letter agreement with the Chardan Capital Markets, LLC as its Placement Agent, pursuant to which the Placement Agent agreed to serve as the Company’s exclusive investment banker in connection with proposed offerings by the Company. Pursuant to the letter agreement the Company agreed (1) to issue the Placement Agent three percent (3%) of the Company’s outstanding common stock as an advisory fee, and (2) to pay the Placement Agent a ten percent (10%) sales commission and provide the Placement Agent ten percent (10%) warrant coverage for any securities sold through the Placement Agent. In connection with the Debentures sold on February 25, 2013, the Placement Agent received a sales commission of $6,000 and a warrant to purchase up to 4,400,000 shares of the Company’s common stock at an exercise price of $0.0012 per share.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data discussed below are derived from the audited financial statements of the Company as of December 31, 2012 and 2011, included elsewhere in this report, which were prepared and presented in accordance with generally accepted United States accounting principles. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with these audited consolidated financial statements and notes thereto. We do not believe that the results set forth in these financial statements are necessarily indicative of our future performance. Factors that could affect our future performance include those discussed below and elsewhere in this report, particularly in “Risk Factors.”

Overview

In fiscal 2011 the Company began a development effort to create a proprietary platform for streaming live and recorded video. Its first pilot was installed in March 2012 and presented on its web site Gander.tv. The Company installed additional pilots in April and May of 2012, and based on the feedback from customers expanded its applications to include recorded broadcasts, a library of content for after-hours looping, eCommerce functions and pay-per-view, social media connections and a members section for retaining favorites and purchased content. After a favorable response from its customers, the Company focused all of its efforts on the streaming video service and Gander.tv web site.

In 2012, pilot locations were installed without any initial charge or fees to the customers, as a way of launching the new service and getting a critical mass of installed sites for testing and product development during the beta period. The Company installed another 35 sites throughout the New York Metropolitan area by November 2012 when it concluded its beta test period. In December, it introduced a fee structure and began meeting with clients to transition to monthly service fees, some of which began in December 2012. During 2012, costs were incurred including $22,062 of cost of goods sold as well as $662,536 of general and administrative expenses to develop the application, install locations, operate the web site and provide support services and maintenance of the network. This created a loss of $682,598. This compares to general and administrative costs of $444,290 for the period ending December 31, 2011 and a net loss of $447,947.  We had total current assets of $1,940, total current liabilities of $967,382 which is made up primarily of amounts due to related parties, and cash of $327. In December 2012, the Company broadcast an average of 50-60 shows each week including music performances, DJ’s, spoken word, comedy, karaoke and cooking shows from 36 locations.

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

Under our agreement with iCare, we are obligated to provide our services to customers produced by iCare at prices 20% lower than the prices charged to customers who purchase our services directly from us, to make financing available to customers produced by iCare who elect to enter into two- or three-year contracts with us and to accept credit cards or “normal credit terms of net 15 days” on billing. We are also obligated to make the following payments to iCare under this agreement: 5% of the gross revenues received from any Sysco customer; an integration fee of $100,000, of which $50,000 was paid in cash and balance of which was discharged by the company’s issuance 15,861,372 shares of its common stock to iCare, which have been valued in our financial statements at $22,205; $250 per trade show event that we attend; and an amount to be determined for additional promotions and marketing programs. We believe that the payment of 5% of the gross revenues will reduce the cash flow from each contract on which it is paid by 5% and that the payment of $250 per trade show and other amounts will have an insubstantial effect on cash flow. We believe that the contracts with customers produced by iCare will not initially be the preponderant source of our revenues and cash flow, and that average revenue and cash flow per contract will increase as we expand our own marketing operations and enter into contracts at undiscounted prices and without payment to iCare of 5% of the gross revenues received under contracts produced by it. However, we are unable to predict the number and the price of contracts that we will be able to produce internally and whether we will be able to enter into them on an undiscounted basis and without the payment of fees and commissions, the number of contracts that we will be able to enter into with customers produced by iCare or the ratio of the former to the latter; we are also unable to predict the revenue that we will recognize under any contract, whether produced internally or through iCare, because design fees, equipment costs and fees will vary for each contract, depending on customer requirements. Because of these uncertainties, it is impossible to determine with exactness the relative impact on our revenues and cash flows of the reduced prices that we will receive and the fees that we will pay under the contracts with customers produced by iCare, as compared with the revenue and cash flow that we might receive if we entered into all of our contracts on an undiscounted basis and without the payment of fees.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent auditors have included in the report on our financial statements a statement that raises substantial concern about our ability to continue as a going concern.

Results of Operations

The following table summarizes the operating results of the Company for the fiscal year ending December 31, 2011, and the results for the fiscal year ended December 31, 2012:

Fiscal Year 2011

Net Sales		$4048
Cost of Revenue		$7,705
Gross Loss	$	(3,657)
Operating Expenses:
General and Administrative		$444,290

NET LOSS	$	(447,947)

Fiscal Year 2012

Net Sales		$2,724
Cost of Revenue		$22,786
Gross Loss	$	(20,062)
Operating Expenses:
General and Administrative		$662,536

NET LOSS	$	(682,598)

Year Ended December 31, 2011

Sales: We generated revenue of $4,048 which was from several installed sited under the Company’s former systems distribution agreement with Xanboo. . During this period, we began development of our new proprietary steaming live and recorded video network eventually launched as Gander.tv.

Cost of Sales: During this period, we incurred costs of goods sold of $7,705. Costs associated with building the new streaming video system were expensed as product development costs and are listed in General and Administrative Expenses.

General and Administrative Expenses: General and administrative expenses incurred during this period were $444,290 and were predominantly attributable to personnel costs and to the development of the streaming video service and the development of the Gander.tv web site that we offered in early 2012.

Loss from Operations and Net Loss: During this period, our loss from operations and our net loss was $(447,947).

Year Ended December 31, 2012

Sales: The Company began selling its streaming and recorded video network in January 2012, and launched its first beat site in March 2012. The sales people focused on selling new customers on the new video network and broadcasting through the Gander.tv web site. All 36 venue locations sold in 2012 were offered free installation and service until the conclusion of the beta test period which ended in November 2012. Beginning in November, the sales group began a process of meeting with clients to transition to paid services and generated $2,724 in revenue.  All new sales initiated in December 2012 and in the future include fees for monthly service, social media marketing support, pay-per-view revenue share, and advertising and sponsorship revenue share.  The Company expects that certain customers will not transition to paying fees and that we will repurpose the installed equipment in other, paying client sites.

Cost of Sales and Gross Loss: Costs of sales for the period were $22,786 representing costs to install these sites plus additional maintenance and replacement parts. Many of the costs were expensed as product development costs and were included in General and Administrative Expenses. This led to a gross loss of $20,062.

Selling, General and Administrative Expenses: Selling, General and administrative expenses incurred during this period were $662,536 and were predominantly attributable to personnel costs, selling costs, the continued development of the streaming live and recorded video network and support services, equipment used in providing them, and other operating costs including web site hosting fees.

Loss from Operations and Net Loss: During this period, our loss from operations and our net loss was $682,598.

Liquidity and Capital Resources

As of December 31, 2011, and December 31, 2012, we had cash and cash equivalents of $52,301 and $327, respectively. We financed our operations for the year ended December 31, 2011, from stock sales and capital contributions totaling $297,991 and from loans from Christopher Carey, President of the Company, in the aggregate principal amount of $12,400. During this period, there was a repayment of a loan to a related party of the Company totaling $97,943 and a payment to iCare in respect of the integration fee under the iCare Agreement in the amount of $50,000.  For the year ended December 31, 2012, we financed operations through the sale of stock and capital contributions of $116,000 and from loans from Christopher Carey, President of the Company of $179,305.

The following table provides a summary of our balance sheet and net cash flows from operating, investing, and financing activities for the years ended December 31, 2012 and 2011.

Statement of Cash Flows
	December 31, 2012		December 31, 2011

OPERATING ACTIVITIES:

Net Loss		$(682,598)	$(447,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses to related party		$216,000	$216,000
Stock based payment		$59,808	$121,476
Amortization		$17,059	$16,765
Changes in operating assets and liabilities:
Inventories	$	---	$(1,613)
Prepaid expenses
Accounts payable		$32,452	$26,950
NET CASH USED IN OPERATING ACTIVITIES		$(357,279)	$(68,369)

INVESTING ACTIVITIES
Payment of intangible asset	$	---	$(72,205)
NET CASH USED IN INVESTING ACTIVITIES	$	---	$(72,205)

FINANCING ACTIVITIES:
Capital contributions
Proceeds from issuance of common stock and capital contributions		$116,000	$297,991
Loan from related party		$179,305	$12,400
Payment of Stock Subscription received		$10,000
Repayment of loan to related party	$	---	$(117,881)

NET CASH PROVIDED BY FINANCING ACTIVITIES		$305,305	$192,510

INCREASE (DECREASE) IN CASH		$(51,974)	$51,936
CASH – BEGINNING OF PERIOD		$52,301	$365
CASH – END OF PERIOD		$327	$52,301

From its inception (August 26, 2010) to the date hereof, the Company has obtained funding through loans from related parties and private placements. The Company plans to fund its activities during fiscal 2013 and beyond through cash from operations and through the sale of debt or equity securities and/or bank financing. We can give no assurance that sufficient funding will be available on acceptable terms, or at all, and, if it is not, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or additional securities that are convertible into our debt securities, our stockholders may experience significant dilution.

The Company believes that it will require capital in the form of equity or borrowed money of approximately $1,000,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to expand its business as planned. On January 16, 2013, the Company entered into a letter agreement with Chardan Capital Markets, LLC as its Placement Agent, pursuant to which the Placement Agent agreed to serve as the Company’s exclusive investment banker in connection with proposed offerings by the Company. On February 25, 2013, Eyes on the Go, Inc. entered into a Securities Purchase Agreement with two accredited investors to sell, in one or more tranches, up to $500,000 in Original Issue Discount Senior Secured Convertible Debentures of the Company. The Company estimates that if it will require additional capital to get to cash flow breakeven. The Company and its Placement Agent will continue to seek additional capital, it has received no commitment for further financing from investors or banks and no assurance can be given that any such commitment will be forthcoming or, if so, in what amount.

Contractual Obligations

The following table sets forth information with respect to our known contractual obligations as of the December 31, 2012, aggregated by type of contractual obligation.

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on Our Balance Sheet under GAAP	0	0	0	0	0
Total	0	0	0	0	0

Off-Balance Sheet Arrangements

None.

Controls and Procedures

Pursuant to Section 404 of Sarbanes-Oxley, management is required to report on the effectiveness of internal controls over financial reporting in each annual report, The JOBS Act (Jumpstart Our Business Startups) stipulates that smaller companies (for which we qualify)are exempt from the requirements of the Sarbanes-Oxley act of 2002, and Section 404(b); the personal certification and guarantee of financial controls by the chief executive officer and attestation by a licensed auditor.

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

The Company will enter into service agreements with its customers, which will provide for multiple deliverables. The Company will account for the revenue associated with the multiple deliverables in accordance with ASC 605-25, whereby revenue will be allocated to the various elements based on evidence of fair value. When evidence of fair value for-yet-undelivered elements is present but no evidence is available for elements that have been delivered, the aggregate fair value of undelivered elements will be deferred and the difference between the total agreement and the amount deferred will be recognized as revenue attributable to the delivered components. When a multiple-element arrangement includes rights to post-contract customer support, the portion of the revenue allocated to such support will be recognized ratably over the term of the service agreement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eyes on the Go, Inc.

We have audited the accompanying consolidated balance sheets of Eyes on the Go, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years in the ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholders’ deficiency of $927,061 as of December 31, 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eyes on the Go, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Co., P.A.

Hackensack, N.J.
April 14, 2013

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$327	$52,301
Inventories	1,613	1,613

TOTAL CURRENT ASSETS	$1,940	$53,914

Intangible asset, net of accumulated amortization of $33,824	38,381	55,440

TOTAL ASSETS	$40,321	$109,354

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable	$60,916	$28,464
Due to related parties	906,466	511,161
TOTAL CURRENT LIABILITIES	$967,382	$539,625

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at December 31, 2011 and 2010	-	-
Series B Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 303,849 and 0 shares issued
and outstanding at December 31, 2011 and 2010, respectively	-	-
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at December 31, 2011 and 2010	-	-
Common stock, $0.000001 par value,
2,000,000,000 shares authorized, 1,214,217,824 and 1,168,606,568 shares issued and outstanding at December 31, 2012
and December 31, 2011, respectively	1,215	1,169
Additional paid-in capital	549,420	373,658
Stock Subscription receivable	-	(10,000
Accumulated deficit	(1,477,696)	(795,098)
TOTAL STOCKHOLDERS’ DEFICIENCY	(927,061)	(430,271)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$40,321	$109,354

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

REVENUES	$2,724	$4,048

COST OF REVENUE	22,786	7,705

GROSS (LOSS)	(20,062)	(3,657)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	662,536	444,290

NET LOSS	(682,598)	(447,947)

Loss per common share	(0.001)	(0.001)

Weighted average common shares outstanding	1,183,769,653	803,719,767

See notes to financial statements

EYES ON THE GO, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
	COMMON STOCK		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE – December 31, 2010	360,000,000	$360	$30,140	$-	$(104,183)	$(73,683)

Capital Contribution			30,000			30,000

Effect of Reverse Merger	501,560,210	502	(85,642)		(242,968)	(328,108)

Sales of Common Stock	230,038,967	230	277,761	(10,000)		267,991

Stock issued in connection with asset purchase agreement	55,000,000	55	90,913			90,968

Stock issued in connection with Sysco ICare agreement	15,861,372	16	22,189			22,205

Stock issued for services	6,146,019	6	8,297			8,303

Net loss					(447,947)	(447,947)

BALANCE – December 31, 2011	1,168,606,568	$1,169	$373,658	$(10,000)	$(795,098)	$(430,271)

Stock Subscription Received				10,000		10,000

Sales of Common Stock	32,941,256	33	115,967			116,000

Stock issued for services	12,670,000	13	59,795			59,808

Net loss					(682,598)	(682,598)

BALANCE – December 31, 2012	1,214,217,824	$1,215	$549,420	$-	$(1,477,696)	$(927,061)

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

OPERATING ACTIVITIES:
Net loss	$(682,598)	$(447,947)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	216,000	216,000
Stock based payment	59,808	121,476
Amortization	17,059	16,765
Changes in operating assets and liabilities:
Inventories	-	(1,613)
Accounts payable	32,452	26,952
NET CASH USED IN OPERATING ACTIVITIES	(357,279)	(68,369)

INVESTING ACTIVITIES:
Payment of other assets	-	(72,205)
NET CASH USED IN INVESTING ACTIVITIES	-	(72,205)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	116,000	297,991
Proceeds/(Repayment) of loan to related party	179,305	(117,881)
Payment of Stock Subscription received	10,000	-
Proceeds of loan from related party	-	12,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	305,305	192,510

INCREASE (DECREASE) IN CASH	(51,974)	51,936

CASH – BEGINNING OF PERIOD	52,301	365

CASH – END OF PERIOD	$327	$52,301

Non-cash investing and financing activities:
Common Stock issued in payment of intangible asset	$-	$22,205
Stock subscription receivable	$-	$10,000

See notes to financial statements

EYES ON THE GO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

1	ORGANIZATION AND BUSINESS

Eyes on the Go, Inc. (the “Company”) designs, implements, and provides services relating to the remote monitoring of businesses and other facilities. Effective the first quarter of 2011 the Company no longer met the criteria of a development stage entity as described in Codification 915, Development Stage Entities.

On May 11, 2011 the Company completed a Plan and Agreement of Merger with Mutual Exchange Corp. (“Mutual”), whereby Mutual issued 360,600,000 shares of its common stock to the Company and Mutual’s majority shareholder transferred 500,008,000 shares to the shareholders of the Company. The merger was accounted for as a reverse merger, whereby the Company being the accounting survivor and Mutual the legal acquirer. Accordingly, the historical financial statements presented herein are those of Eyes on the Go, Inc. and do not include the historical financial results of Mutual. The stockholders’ equity section of Mutual has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction.

In connection with the merger the Company issued 55,000,000 shares of Common Stock to acquire all the rights to the name “Eyes on the Go”, a related website, domain and URL, and all assets represented in the pilot site. The shares were valued at $90,968, which is included in selling, general and administrative expenses in the accompanying statement of operations, using the price per share issued in the private placement referred to in Note 4.

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

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholder’s deficiency of $927,061 as of December 31, 2012. The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4	RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	December 31, 2012	December 31, 2011

Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$185,227

Due to stockholder, non-interest bearing and due on demand.	721,239	325,934
	$906,466	$511,161

Agreement with Carey Advisors

On August 26, 2010, the Company entered into an agreement with Carey Advisors under which Carey Advisors has provided and will continue to provide to the Company the services of (i) Christopher Carey as Chief Executive Officer and Chairman, for a fee of $6,000 per month, (ii) Mary Weaver Carey as its Vice President – Operations, for $6,000 per month, and (iii) Blazej Kesy as its Chief Technology Officer, for $6,000 per month. The agreement may be terminated upon 30 days written notice. The Company is currently sharing space with Carey Advisors, and all space costs are included in the monthly fees referred to above.

During the years ended December 31, 2012 and 2011 the Company incurred consulting expenses totaling $216,000 and $216,000, respectively, for the services of Carey Advisors. That amount is included in due to related parties on the balance sheet.

During the year ended December 31, 2011, the Company received legal services from a shareholder in the amount of $6,000 which is included in due to related parties.

5	STOCKHOLDERS’ DEFICIENCY

Authorized Capital

As of December 31, 2012, the Company is authorized to issue 2,000,000,000 shares of common stock, par value $0.000001 per share, 5,000,000 shares of Series A preferred stock, par value $0.000001 per share, 5,000,000 shares of Series B preferred stock, par value $0.000001 per share, 5,000,000 shares of Series C preferred stock, par value $0.000001 per share,

Issuances of Common Stock

In connection with the merger described in Note 1, the Company issued 92,500,000 shares of common stock to four investors for proceeds of $152,991.

In connection with the merger the Company issued 55,000,000 shares of Common Stock to acquire all the rights to the name “Eyes on the Go”, a related website, domain and URL, and all assets represented in the pilot site. The shares were valued at $90,968, which is included in selling, general and administrative expenses in the accompanying statement of operations, using the price per share issued in the private placement referred to above.

In October 2011 the Company issued an aggregate of 112,038,967 shares of common stock to three investors for proceeds of $115,000.

In October 2011 the Company issued 15,861,372 shares in payment of the ICare Agreement referred to in note 7 using a price per share issued in the October 2011 issuance above.

In November 2011 the Company issued 25,500,000 shares of common stock for proceeds of $10,000, which is evidenced by a subscription receivable.

In December 2011 the Company issued 6,146,019 shares in payment of a consulting agreement using a price per share issued in the October 2011 issuance above.

During the year ended December 31, 2012, the Company issued an aggregate of 32,941,256 shares of common stock to investors for proceeds of $116,000.

During the year ended 2012 the Company issued 12,670,000 shares of common stock for services rendered using a price per share sold to investors referenced above.

6	INCOME TAXES

Deferred tax assets consist of:

	December 31, 2012	December 31, 2011

Net operating loss carry forward	$518,500	$231,900
Deferred tax valuation allowance	(518,500)	(231,900)

Net deferred tax assets	$-	$-

Due to the uncertainty of utilizing the approximate $1,235,000 and $552,000 in net operating losses for the years ended December 31, 2012 and 2011, respectively, and recognizing the deferred tax assets, an offsetting valuation allowance has been provided.

The Company files tax returns that are subject to audit by tax authorities beginning with the period ended December 31, 2010.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense. Tax returns have been filed through the year ended December 31, 2011.

The NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

7	ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement the Company is committed to pay; 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company, and an amount to be determined for additional promotions and marketing programs. The company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which was value at $22,205 using a price per share of $.0014, which the price per share paid k in private placements. The integration fee has been recorded at $72,205 and is being amortized over the four year life of the agreement. $17,059 and $16,765 has been recorded for amortization of the agreement during the years ending December 31, 2012 and 2011, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2012:

●	We have difficulty in accounting for complex accounting transactions particularly as it relates to complex equity transactions.

●	Documented processes do not exist for several key processes

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

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

Christopher Carey is the Founder of Enterprises; he also serves as its Chief Executive Officer and Chairman of its Board of Directors. On May 10, 2011, he was elected as our President and our Acting Chief Financial Officer and on August 30, 2011, he was elected as a director of the Company. He is President of Chris Carey Advisors, LLC, a boutique management consulting company specializing in turning around distressed businesses by leveraging IT systems, implementing proprietary sales and marketing techniques, and improving productivity, which he formed in March 2009. In 1976, he founded and until 2000 served as president and director of Datatec Systems, Inc. (“Datatec”), which became North America’s largest deployment services company and which was listed on NASDAQ, and in 2002, he founded and until 2005 served as chief executive officer of Stronghold Technologies, Inc., which was also listed on NASDAQ. Since he left Datatec, in addition to founding Enterprises, he has provided turnaround and workout services to a number of private and family-owned businesses. Mr. Carey is a member of the World Presidents’ Organization, the Chief Executives Organization, and past chapter chairman of the Young Presidents’ Organization. He was named Entrepreneur of the Year by New Jersey magazine in 1998 and Small Business Philanthropist of the Year by the Community Foundation of New Jersey in 1996. Mr. Carey graduated from Princeton University in 1975. He serves as a director for GSM Systems, a New York based reseller and services provider for broadband equipment. He is an active speaker and contributing columnist for the Huffington Post. He also served as a director of Magla International, Inc., a New Jersey based manufacturer of work and household gloves, the shares of which are quoted on the OTC Bulletin Board, from which position he resigned in June 2011.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides certain information for the fiscal years ended December 31, 2012 and 2011 concerning compensation earned for services rendered in all capacities by our named executive officers.

SUMMARY COMPENSATION TABLE
Name	Year	Salary	Bonus	Stock Awards	Options Awards	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher J Carey-¹ ²	2012	0	0	0	0	0	0	0	0
Chief Executive Officer	2011	0	0	0	0	0	0	0	0

Mary W Carey-¹	2012	0	0	0	0	0	0	0	0
Vice President Operations	2011	0	0	0	0	0	0	0	0

Blazej Kesy-¹ Chief Technology Officer	2011	0	0	0	0	0	0	0	0

Mark E Astrom³	2011	0	0	0	0	0	0	0	0

1
Although Mr. Carey, Ms. Carey and Mr. Kesy received no direct compensation from the Company, Carey Advisors received consideration for services that Mr. Carey, Ms. Carey and Mr. Kesy rendered to Enterprises in 2012 and 2011 in the following amounts: Christopher Carey, $72,000 in 2011 and $72,000 in 2012; Mary W. Carey, $72,000 in 2011 and $72,000 in 2012; and Blazej Kesy, $72,000 in 2011 and $72,000 in 2012. In addition, Mr. Carey, Ms. Carey and Mr. Kesy were reimbursed for business expenses that they incurred in 2011 and 2010 in the following amounts: Christopher Carey, $5,904 in 2011, $0 in 2012; Mary W. Carey, $0 in 2011 and 2012; and Blazej Kesy, $254 in 2011 and $0 in 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as February 15, 2013, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of the Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. This information is as of the above date, except as otherwise indicated. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares. The address of each of the persons set forth below is in care of the Company, 60 Broadway, PH 12, Brooklyn, NY 11249.

Name of Beneficial Owner	Nature and Amount of Beneficial Ownership of Common Stock	Percentage of Ownership1

Mark E. Astrom²	5,000	0%
Christopher Carey	143,327,787	11.28%
Christopher Carey, Jr. ³	160,527,1213	13.19%
Mary Weaver Carey 4	315,321,1314	25.91%
Blazej Kesy	143,327,787	11.78%
All directors and executive officers as a group (2 persons) ¹	458,648,919	37.69%

1
Based on 1,214,217,824 shares of Common Stock, comprising 1,214,217,824 shares of Common Stock outstanding as of December 31, 2012 None of the persons named in this table owns any shares of Class B Preferred Stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

Christopher Carey and Mary Weaver Carey are married to one another. The Company has employed Amie Sepaniak, Christopher Carey’s daughter, as its Business Development Manager to represent the Company in New York City; such employment is at will. Her salary commissions were and will be the same as those payable to unrelated parties.

Related Party Transactions

The following describes transactions for the two fiscal years ended December 31, 2012, or any currently proposed transactions, in which we were or are to be a participant and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Agreement with Carey Advisors

On August 26, 2010, Enterprises entered into an agreement with Chris Carey Advisors, LLC under which Carey Advisors provided Enterprises the services of (i) Christopher Carey as Enterprises’ Chief Executive Officer and Chairman, for which Enterprises agreed to pay $6,000 per month, (ii) Mary Weaver Carey as its Vice President Operations, for which it agreed to pay $6,000 per month, and (iii) Blazej Kesy as its Chief Technology Officer, for which it agreed to pay $6,000 per month. In addition, Enterprises has agreed to reimburse all business related expenses of these persons which are incurred in providing their services. The agreement may be terminated upon 30 days written notice. Mr. Carey is the sole member of Carey Advisers. As of the date hereof, none of Mr. Carey, Ms. Carey or Mr. Kesy are parties to any agreements with the Company. Mr. Carey, Ms. Carey and Mr. Kesy are being compensated through Carey Advisors because the Company is not in a position to compensate them directly. On January 1, 2012, the Company entered into a new agreement with Carey Advisors where i) Christopher Carey will continue as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board and ii) Mary Carey would dedicated full time to the role of Vice President Operations and Director for a monthly fee of $18,000. As the business is able to generate revenue, the Company intends to compensate these persons directly at competitive salaries and benefits. Mr. Carey and Ms. Carey are currently devoting approximately, 60% and 100% of their work time to the Company’s business. Mr. Carey and Ms. Carey have advised the Company that they intend to devote such time as may be required to the development of the Company and its business. Carey Advisors does not have other customers that compete with the business conducted and to be conducted by the Company and has advised the Company that it does not intend to do business with such customers.

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

Exchange Transaction

Prior to the Merger, Mark E. Astrom owned 1 share of the Series A Preferred Stock of the Company and was owed $100,125 for accrued and unpaid salary and $85,182 for unreimbursed expenses, which indebtedness was carried as related party debt on the books of the Company. In satisfaction of a condition precedent to the Merger, Mr. Astrom and the Company entered into an Exchange Agreement, dated as of May 1, 2011, pursuant to which one share of Series A Preferred Stock and all of this indebtedness were exchanged for a promissory note of the Company payable to him in the principal amount of $473,933.65. The promissory note is due on May 1, 2012 and bears interest at the rate of 0.55% per annum. On May 6, 2011, the Company repaid $97,943 of the principal amount of this promissory note to Mr. Astrom. After such repayment, the promissory note was voluntarily amended on August 15, 2011, to reduce the principal amount due thereunder to $185,227, because the parties concluded, among other things, that the aforesaid share of Series A Preferred Stock had been overvalued and that certain covenants of the Company in the promissory note impaired the ability of the Company to raise capital. This promissory note is secured by the pledge of all of the outstanding shares of Enterprises and contains a covenant under which we are required to prevent Enterprises from granting liens upon its property, except for purchase money security interests, pursuant to a Pledge Agreement, dated as of May 1, 2011, between the Company and Mr. Astrom. The Company is uncertain as to whether it will be able to repay the note on a timely basis. As part of the merger transaction, Mark Astrom committed to retire the note based on the meeting of certain conditions, which the Company believes have been satisfied. The Company and Astrom are in discussions confirming the retirement of the note.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $15,000 and $12,000 for the fiscal years ended December 31, 2012, and 2011, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements in connection with our statutory and regulatory filings.

Audit Related Fees

There was $0 in audit related fees for each of the fiscal years ended December 31, 2012, and 2011. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for each of the fiscal years ended December 31, 2012, and 2011.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2012 are filed as part of this report.

(1)	Financial statements of the Company and its subsidiaries.

(2)	Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.10	Certificate of Amendment to Registrant’s Certificate of Incorporation, dated February 22, 2012*
3.11	Certificate of Corrections to Certificate of Amendment to Registrant’s Certificate of Incorporation, dated February 27, 2012**
31.1	Certification of Chief Executive Officer and Chief Financial Officer – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer – Filed herewith.

*    Incorporated by reference to Exhibit 3.10 to the POSAM, filed on March 1, 2012.
**  Incorporated by reference to Exhibit 3.11 to the POSAM, filed on March 1, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYES ON THE GO, INC.

Date: April 13, 2013	By:	/s/ Christopher Carey
	Name:	Christopher Carey
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Carey	Chief Executive Officer; Chief Financial	April 13, 2013
Christopher Carey	Officer; Chairman of the Board

/s/ Mary Weaver Carey	Director	April 13, 2013