Form 10-Q
period 2013-03-31
EYES ON THE GO, INC.
filed 2013-05-20
CIK 1498522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:  333-176820

EYES ON THE GO, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2712208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40 Fulton St., 24th Fl., New York, NY	10038
(Address of principal executive offices)	(zip code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [     ]     No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court  Yes [     ]     No  [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 31, 2013, there were 1,242,776,439 shares of the Registrant's Common Stock outstanding.

For The Quarterly Period Ended March 31, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$24,309	$327
Inventories	1,613	1,613
Prepaid Expenses	1,845
Deferred Finance Expenses	20,110	-
TOTAL CURRENT ASSETS	$47,877	$1,940

Intangible asset, net of accumulated amortization of $33,824 and $29,557	34,116	38,381

TOTAL ASSETS	$80,993	$40,321

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable	$59,793	$60,916
Due to related parties	972,698	906,466
Convertible Debt	25,932
Derivative Liability	73,933
TOTAL CURRENT LIABILITIES	1,132,356	967,382

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at December 31, 2012 and December 31, 2011	-	-
Series B Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 303,849 and 0 shares issued
and outstanding at December 31, 2012 and 2011, respectively	-	-
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
At December 31, 2012 and 2011	-	-
Common stock, $0.000001 par value,
2,000,000,000 shares authorized, 1,214,217,824 and
1,168,606,568 shares issued and outstanding at
December 31, 2012 and 2011, respectively	1,242	1,215
Additional paid-in capital	591,957	549,420
Stock Subscription receivable
Accumulated deficit	(1,643,562)	(1,477,696)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,050,363)	(927,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$81,993	$40,321

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2013	2012

REVENUES	$3,131	$120

COST OF REVENUE	766	418

GROSS PROFIT (LOSS)	2,365	(298)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	188,366	104,070

Operating Loss	(186,001)	(104,368)

Other:
Interest expense	7,489	-
Gain on change in fair market value of derivative liability	(27,624)	-
	(20,135)	-

NET LOSS	(165,866)	(104,368)

Loss per common share	(0.000)	(0.000)

Weighted average common shares outstanding	1,215,189,501	1,170,823,990

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(165,866)	$(104,368)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	54,000	54,000
Stock based payment	27,564	3,209
Amortization	5,855	4,263
Gain in change in fair value of derivative liability	(27,624)
Non cash interest expense	7,489
Changes in operating assets and liabilities:
Prepaid expenses	(1,845)	-
Deferred merger costs	-	-
Accounts payable	(1,123)	(1,850)
NET CASH USED IN OPERATING ACTIVITIES	(101,550)	(44,746)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	15,000	17,000
Proceeds/(Repayment) of loan to related party	12,232	(24,050)
Proceeds from issuance of convertible debt	120,000	-
Payment of deferred finance costs	(21,700)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	125,532	(7,050)

INCREASE IN CASH	23,982	(51,796)

CASH - BEGINNING OF PERIOD	327	52,301

CASH - END OF PERIOD	$24,309	$505

Non-cash investing and financing activities:
Derivative liability recognized as debt discount	$101,557	-

See notes to financial statements

EYES ON THE GO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2012.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: We record when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

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

2     GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholder’s deficiency of $1,050,363 as of March 31, 2013. The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3     RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	March 31, 2013	December 31, 2012
Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$185,227

Due to stockholder, non-interest bearing and due on demand.	787,471	721,239
	$972,698	$511,161

During the three months ended March 31, 2013 and 2012 the Company incurred consulting expenses totaling $54,000 for the services of three members of executive management provided by an entity owned by the CEO. That amount is included in due to related parties.

4      CONVERTIBLE DEBT

On February 25, 2013, Eyes on the Go, Inc. (the “Company”) entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) to sell, in one or more tranches, up to $500,000 in Original Issue Discount Senior Secured Convertible Debentures of the Company, which are due and payable 270 days after the date of issuance (the “Debentures”). The Debentures have a ten percent (10%) original issue discount and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0015 or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date. The Debentures are secured by all of the assets of the Company. The notes are convertible into the lesser of (i) $0.0015 or (ii) 85% of the average of the VWAP’s, as defined in the note, on the 5 trading days immediately prior to the conversion date. The Company has determined that the conversion feature embedded in the notes constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period.

5      STOCKHOLDERS’ DEFICIENCY

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

6     INCOME TAXES

Deferred tax asset

Net operating loss	$575,000
Valuation allowance	(575,000)
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

7     ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. The Company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which were valued at $22,205. The integration fee has been recorded at $72,205 and is being amortized over the four-year life of the agreement. $4,265 has been recorded for amortization of the agreement during the three months ended March 31, 2013.

8     SUBSEQUENT EVENTS

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

General

In January 2012, we introduced our Gander.tv service. This service provides online streaming video and audio images from bars, restaurants, performance spaces and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from multiple cameras and microphones or soundboards and makes them available to consumers on the Gander.tv website. In some cases, it is possible to utilize customers’ existing video and audio equipment. The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website. We will rely on third parties for the implementation services and for onsite maintenance. We have installed 38 sites in the New York Metropolitan area and have signed contracts for another 3 sites, which will be implemented by the end of May 2013. We have developed website applications for Gander.tv that enable our customers to schedule live broadcasts, or to post previously recorded segments which would be shown during slow or down times. In addition, we have introduced a pay-per-view application that enable our customers to schedule and broadcast shows and performances for a fee determined by the Company, our customers and the performers for each show and performance in the form of an online ticket paid by major credit card or PayPal®. The purchase of an on-line ticket will entitle the purchaser to watch the live performance and have future unlimited access to the recording. The service is targeted to the performance of music, spoken word, plays and musicals, comedy, karaoke, and other performances determined by the customer. The Company will collect these fees and will remit an agreed portion of the fees to the customer. The customer will be responsible for contracts with performers, including the terms for broadcasting and releases.

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

Our sources of revenue for Gander.tv services online streaming video and audio website include installation fees to cover basic installation services. The Company retains ownership of all hardware and software including the on-site controller, cameras and microphones. We also receive monthly recurring revenue for providing these services; including all video and audio image storage and access to consumers and depending upon the number of components installed. In addition, the Company receives a portion of the pay-per-view fees charged to the consumer as a revenue sharing arrangement with the venues. We are generating fees for providing social media marketing services including graphics, creating web pages and landing pages, and posting and other communications to the consumers. The Company expects to generate future revenue through video and banner ad placement, through promotional programs and venue placement fees, and with select consumer product sponsorships. The Company launched the pay-per-view functions in the end of 2012, and has conducted a few hundred test events. The Company receives varying percentages after credit card fees of ticket prices.

We market directly with our own sales force, using leads that are generated internally and by Sysco through its iCare marketing program and other third parties. We support the sales once closed with Program Managers who engage with the client and coordinate Company efforts including the coordination of the installation, design and customize venue pages, coordinate streaming live schedules, schedule and program broadcast events, develop and execute social media marketing programs for venue and performers, and provide maintenance of systems components. We rely on third parties for the equipment necessary including the controller, cameras and microphones to render our services and for on-site installation and maintenance services. We are increasing our sales efforts.

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

We have signed Digital Rights Agreements with the three leading music licensing companies: ASCAP, BMI, and SESAC. This provides us the rights to broadcast any licensed work over the Internet, and covers more than 17 million works. We have also entered into an agreement with Tremor Video, an ad network representing top agencies and ad campaigns that will allow us to obtain the highest paying video ads.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013
COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Revenues

      Revenues for the three months ended March 31, 2013, were $3,131, compared to $120 for the three months ended March 31, 2012.  The increase in revenues was attributable to the Company’s beginning to charge for online video broadcast services from its Gander.tv web site for its clients.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013, were $188,366, compared to $104,070 for the three months ended March 31, 2012.  Operating expenses increased due to an investment in client relationship personnel to manage an increasing number of clients and broadcast performances. In addition, the Company increased spending on social media marketing services, leveraging streaming live and recorded video with social media tools to increase awareness and interest in broadcast events.

Net Loss

Our net loss for the three month period ended March 31, 2013 was $186,001 which was an increase over the three months ending March 31, 2012 when we lost $104,368. The losses were due to investments in additional personnel to support an increased installed base and new applications.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had: (i) total current assets of $47,877, consisting of $24,309 in cash, $20,110 in deferred finance expenses and the balance in inventories and prepaid expenses, (ii) total liabilities of $1,132,356, comprised of $972,698 due to related parties and accounts payable of $59,793, convertible debt of $25,932 and $73,933 of derivative liability expense, (iii) a working capital deficit of $1,084,479 and (iv) an accumulated deficit of $1,643,562.

Of the $972,698 due to related parties, $185,227 was due May 1, 2012, and the Company is negotiating a settlement with the note holder; the remainder of the debt due to related parties has no specific repayment terms and is due on demand.

Net cash used in operating activities for the three months ended March 31, 2013, was $101,550, which included a net loss of $165,866, mostly offset by accrued fees to related parties of $54,000, compared to net cash used in operating activities of $44,746 for the three months ended March 31, 2012.

Net cash provided by financing activities for the three months ended March 31, 2013, was $125,532, compared to negative net cash provided in financing activities of $7,050 for the three months ended March 31, 2012.

Cash Requirements

From its inception (August 26, 2010) to the date hereof, the Company has obtained funding through loans from related parties, private placements, sales of equity and convertible debt instruments. The Company plans to fund its activities during the remainder of fiscal 2013 and beyond from cash on hand and through the sale of debt or equity securities and/or bank financing.

On February 25, 2013, Eyes on the Go, Inc. (the “Company”) entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) to sell, in one or more tranches, up to $500,000 in Original Issue Discount Senior Secured Convertible Debentures of the Company, which are due and payable 270 days after the date of issuance (the “Debentures”). The Debentures have a ten percent (10%) original issue discount and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0015 or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date. The Debentures are secured by all of the assets of the Company. In connection with the sale of the Debentures, Chardan Capital Markets, LLC (the “Placement Agent”) acted as placement agent.

On February 25, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $60,000, which had a principal amount of $66,000, and the Company received net proceeds of approximately $44,000, following the payment of fees and expenses. Pursuant to the Stock Purchase Agreement, in connection with the offering of the Debentures, the Company reimbursed the lead Purchaser in the amount of $10,000 for legal fees incurred in connection with the transaction.

On March 21, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $60,000, which had a principal amount of $66,000, and the Company received net proceeds of approximately $52,500, following the payment of fees and expenses.

On April 23, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $39,150, which had a principal amount of $43,500, and the Company received net proceeds of approximately $33,735, following the payment of fees and expenses.

The foregoing description of the Securities Purchase Agreement and the exhibits thereto is qualified in its entirety by the Securities Purchase Agreement and the exhibits, the form of which are incorporated in a Form 8-K filed February 26, 2013 and incorporated herein by reference.

On January 16, 2013, the Company entered into a letter agreement with the Placement Agent, pursuant to which the Placement Agent agreed to serve as the Company’s exclusive investment banker in connection with proposed offerings by the Company. Pursuant to the letter agreement the Company agreed (1) to issue the Placement Agent three percent (3%) of the Company’s outstanding common stock as an advisory fee, and (2) to pay the Placement Agent a ten percent (10%) sales commission and provide the Placement Agent ten percent (10%) warrant coverage for any securities sold through the Placement Agent. The foregoing description of the Company’s agreement with the Placement Agent is qualified in its entirety by the letter agreement, dated January 16, 2013, the form of which was filed in the Form 8-K on February 26, 2013 and is incorporated herein by reference. In connection with the Debentures sold on February 25, 2013, the Placement Agent received a sales commission of $6,000 and a warrant to purchase up to 4,400,000 shares of the Company’s common stock at an exercise price of $0.0012 per share. A copy of the Company’s form of Warrant Agreement issued to the Placement Agent was included in the Form 8-K filing on February 26, 2013, and is incorporated herein by reference.

We can give no assurance that sufficient funding will be available on acceptable terms, or at all, and, if it is not, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into our debt securities, our stockholders may experience significant dilution.

The Company believes that it will require capital in the form of equity or borrowed money of approximately $750,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to pay its outstanding obligation of $185,227 to Mark Astrom if a settlement cannot be reached, or to expand its business as planned. Although the Company has entered into a financing arrangement in the form of Convertible Debt, it has received no commitment of the level of funding or whether the funding will continue and no assurance can be given that any such commitment will be forthcoming or, if so, in what amount.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2012.  Based on this evaluation, our Chief Executive Officer and acting Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and acting Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between January 1, 2013 and March 31, 2013, we issued additional shares of common stock.

  In March 2013, we issued 5,181,971 shares of Common Stock to three investors for proceeds of $7,500.
  In March 2013, we issued 5,000,000 shares of Common Stock in lieu of cash payments for the use of office space which we have attributed a value of $7,500.
  In March 2013, we issued 18,376,644 shares to Chardan Capital Markets as part of an investment banking agreement.

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

	By:	/s/ CHRISTOPHER CAREY
Date: May 20, 2013		Name: Christopher Carey
Title: Chief Executive Officer, Principal Accounting Officer, President, Director