Form 10-Q
period 2013-06-30
EYES ON THE GO, INC.
filed 2013-08-19
CIK 1498522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2013, there were 1,242,776,439 shares of the Registrant's Common Stock outstanding.

For The Quarterly Period Ended June 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,710	$327
Inventories	1,613	1,613
Prepaid Expenses	2,244
Deferred Finance Expenses	20,934	-
TOTAL CURRENT ASSETS	$32,501	$1,940

Intangible asset, net of accumulated amortization of $33,824 and $29,557	29,851	38,381

TOTAL ASSETS	$62,352	$40,321

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable	$68,388	$60,916
Due to related parties	1,019,036	906,466
Convertible Debt	86,619
Derivative Liability	119,666
TOTAL CURRENT LIABILITIES	1,293,709	967,382

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at December 31, 2012 and December 31, 2011	-	-
Series B Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 303,849 and 0 shares issued
and outstanding at December 31, 2012 and 2011, respectively	-	-
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at December 31, 2012 and 2011	-	-
Common stock, $0.000001 par value,
2,000,000,000 shares authorized, 1,242,776,439 and
1,214,217,824 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively	1,242	1,215
Additional paid-in capital	591,957	549,420
Accumulated deficit	(1,824,556)	(1,477,696)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,231,357)	(927,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$62,352	$40,321

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUES	$7,004	$120	$10,135	$240

COST OF REVENUE	610	5,022	1,376	5,440

GROSS PROFIT (LOSS)	6,394	(4,902)	8,759	(5,200)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	149,577	188,659	337,943	292,729

Operating Loss	(143,183)	(193,561)	(329,184)	(297,929)

Other:
Interest Expense	63,472		70,961
Gain on change in fair market value of derivative liability	(25,661)		(53,285)
	37,811		17,676

NET LOSS	(180,994)	(193,561)	(346,860)	(297,929)

Loss per common share	(0.000)	(0.000)	(0.000)	(0.000)

Weighted average common shares outstanding	1,242,776,439	1,174,118,340	1,229,766,403	1,177,415,579

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended,
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES:
Net loss	$(346,860)	$(297,929)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	108,000	108,000
Stock based payment	27,564	16,399
Amortization	18,671	8,526
Gain in change in fair value of derivative liability	(53,285)	-
Non cash interest expense	60,820
Changes in operating assets and liabilities:		-
Prepaid expenses	(2,244)	-
Accounts payable	7,472	8,246
NET CASH USED IN OPERATING ACTIVITIES	(179,862)	(156,758)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	15,000	30,000
Proceeds of loan to related party	4,570	78,389
Proceeds from issuance of convertible debt	179,475	-
Payment of deferred finance costs	(11,800)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	187,245	108,389

INCREASE (DECREASE) IN CASH	7,383	(48,369)

CASH – BEGINNING OF PERIOD	327	52,301

CASH – END OF PERIOD	$7,710	$3,932
Non-cash investing and financing activities:
Derivative liability recognized as debt discount	$172,951	-
Original issue discount on convertible debt	$20,750

See notes to financial statements

EYES ON THE GO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013
(Unaudited)

1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2012.  Operating results for the six and three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

Description of Business

Eyes on the Go, Inc.(the “Company”) was incorporated under the laws of the state of Delaware on August 26, 2010. The Company designs, implements, and provides services relating to the remote monitoring of businesses and other facilities.

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

Use of Estimates

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include share based payment arrangements, determining the fair value of the Company’s common stock, and deferred taxes and related valuation allowances. Certain of the Company’s estimates could be affected by external conditions, including those unique to its industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

2      GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholder’s deficiency of $1,231,357 as of June 30, 2013. The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3      RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	June 30, 2013	December 31, 2012
Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$185,227

Due to stockholder, non-interest bearing and due on demand.	833,809	721,239
	$1,019,036	$906,466

During the six months ended June 30, 2013 and 2012 the Company incurred consulting expenses totaling $108,000 for the services of three members of executive management provided by an entity owned by the CEO. That amount is included in due to related parties.

4      CONVERTIBLE DEBT

On February 25, 2013, Eyes on the Go, Inc. (the “Company”) entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) to sell, in one or more tranches, up to $500,000 in Original Issue Discount Senior Secured Convertible Debentures of the Company, which are due and payable 270 days after the date of issuance (the “Debentures”). The Debentures have a ten percent (10%) original issue discount and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0006 or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date. The Debentures are secured by all of the assets of the Company. The notes are convertible into the lesser of (i) $0.0006 or (ii) 85% of the average of the VWAP’s, as defined in the note, on the 5 trading days immediately prior to the conversion date. The Company has determined that the conversion feature embedded in the notes constitute a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period.

Convertible Debentures Issued	$219,500
Less: Discount	132,881
Carrying Value	$86,619

5      STOCKHOLDERS’ DEFICIENCY

In a March 2013, the Company issued 10,181,971 shares of common stock to investors for proceeds of $15,000.

In a March 2013, the Company issued 18,376,644 shares of common stock for consulting services which was valued at $27,564.

6     INCOME TAXES

Deferred tax asset

Net operating loss	$640,000
Valuation allowance	(640,000)
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

7     ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. The Company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which were valued at $22,205. The integration fee has been recorded at $72,205 and is being amortized over the four-year life of the agreement. $8,530 has been recorded for amortization of the agreement during the six months ended June 30, 2013.

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

General

In January 2012, we introduced our Gander.tv service. This service provides online streaming video and audio images from bars, restaurants, performance spaces and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from multiple cameras and microphones or soundboards and makes them available to consumers on the Gander.tv website. In some cases, it is possible to utilize customers’ existing video and audio equipment. The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website. We rely on third parties for the implementation services and for onsite maintenance. We have installed 42 sites in the New York Metropolitan area and have signed contracts for another 2 sites, which will be implemented by the end of August 2013. We have developed website applications for Gander.tv that enable our customers to schedule live broadcasts, or to post previously recorded segments which would be shown during slow or down times. In addition, we have introduced a pay-per-view application that enable our customers to schedule and broadcast shows and performances for a fee determined by the Company, our customers and the performers for each show and performance in the form of an online ticket paid by major credit card or PayPal®. The purchase of an on-line ticket will entitle the purchaser to watch the live performance and have future unlimited access to the recording. The service is targeted to the performance of music, spoken word, plays and musicals, comedy, karaoke, and other performances determined by the customer. The Company collects these fees and remits an agreed portion of the fees to the customer. The customers are responsible for contracts with performers, including the terms for broadcasting and releases.

The Gander.tv website was released in beta mode in mid-March 2012. We launched to the general public by the end of March 2012. Each venue has a dedicated web page that allows for personalization including logos, description of venue, hours of operation, address and a map showing the location of the venue and a video player window. In addition, all future and previous broadcast events are listed in thumbnail form on the venue page. Except for pay-per-view or private event performances, access to the Gander.tv website is free to consumers. The Company provides for enhanced functions to consumers who sign up for free membership including personalized web pages with highlighted favorites.

Our sources of revenue for Gander.tv services online streaming video and audio website include installation fees to cover basic installation services. The Company retains ownership of all hardware and software including the on-site controller, cameras and microphones. We also receive monthly recurring revenue for providing these services; including all video and audio image storage and access to consumers and depending upon the number of components installed. In addition, the Company receives a portion of the pay-per-view fees charged to the consumer as a revenue sharing arrangement with the venues. We are generating fees for providing social media marketing services including graphics, creating web pages and landing pages, and posting and other communications to consumers. The Company has recently launched relationships with a number of video and banner ad networks which are providing ads electronically. The Company expects to generate future revenue through video and banner ad placements on its web site.

In May 2013 the Company introduced several new applications including “Tip Jar”, where an icon is available for the consumer to tip the performers and “Donate Now”, where the consumer can donate to a performance dedicated to or hosted by a not-for-profit organization. In both cases, the Company retains a portion of the fees for credit card processing and hosting.

In July 2013 the Company expanded its services to include partnerships with third party web sites for the repurposing of its captured performance content. The Company expects that this will be a significant portion of its revenue in the future. In July, the Company entered into relationships with Riot Cast, Film Annex, One Screen and Daily Motion for their use of the content from the Company’s customers’ performances. The Company is curating content to short segments for the purpose of posting to these third parties. Once viewed, the consumer is directed to the Gander.tv web site to see additional clips from the performance or for the full length version. The Company is generating revenue through a share of the advertising proceeds with the partner as it posts video and banner ads associated with these clips.

In the future, the Company expects to generate additional revenue through promotional programs and venue placement fees, and with select consumer product company sponsorships.

We market directly with our own sales force, using leads that are generated internally and by marketing efforts and other third parties. We support the sales once closed with Program Managers who engage with the client and coordinate Company efforts including the coordination of the installation, design and customize venue pages, coordinate streaming live schedules, schedule and program broadcast events, develop and execute social media marketing programs for venue and performers, and provide maintenance of systems components. We rely on third parties for the equipment necessary including the controller, cameras and microphones to render our services and for on-site installation and maintenance services. We are increasing our sales efforts.

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

The Company believes that it has taken advantage of new technologies at lower costs to provide a competitive proprietary platform for streaming live and recorded video to its web site. This lower cost is enabling the Company to provide a very competitive alternative to venues and performers to market themselves via the Internet. The Company has also developed robust and innovative applications to leverage the video streams for marketing purposes and for revenue. Other factors enhancing the interest in its services include the wide spread and growing use of social media by consumers to view events, learn about venues they would like to visit and performers that they are interested in, or as fans to experience performances by favorite groups while not being able to attend in person. The availability of faster bandwidth, the expanding market and capabilities of mobile devices are all creating greater demand for the company’s services, where approximately 45% of viewing is done on mobile devices.

We have signed Digital Rights Agreements with the three leading music licensing companies: ASCAP, BMI, and SESAC. This provides us the rights to broadcast any licensed work over the Internet, and covers more than 17 million works. We have also entered into agreements with a number of ad networks including Tremor Video for video ads and Google, Federated Media and Lijit for banner ads. We will continue to search for additional ad network relationships to obtain the highest paying video and banner ads.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013
COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Revenues

      Revenues for the three months ended June 30, 2013, were $7,004, compared to $120 for the three months ended June 30, 2012.  The increase in revenues was attributable to the Company’s efforts to charge customers for installation and online video broadcast services from its Gander.tv web site.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013, were $149,577, compared to $188,659 for the three months ended June 30, 2012.  Operating expenses decreased due to a drop in the costs of programming and systems support due to improved operations and more stable software applications.

Operating Loss

Our operating loss for the three month period ended June 30, 2013 was $143,183 which was a decrease over the three months ending June 30, 2012 when we lost $193,561. We experienced a significant improvement in gross profit which was a loss in prior periods and was 91% of revenue for this period. Improved cost of goods sold and gross profit in addition to a reduced level of overhead expenses noted above led to this reduced loss.

Net Loss

Our net loss for the three month period ended June 30, 2013 was $180,994 which was a decrease over the three months ending June 30, 2012 when we lost $193,561. The recorded interest expense of $63,472 during the period was offset by a gain of $25,661 due to the change in fair market value of convertible debt notes because the price of the Company’s shares decreased which lowered the liability.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2013
COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Revenues

      Revenues for the six months ended June 30, 2013, were $10,135, compared to $240 for the six months ended June 30, 2012.  The increase in revenues was attributable to the Company’s efforts to charge customers for installation and online video broadcast services from its Gander.tv web site.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012, were $337,943, compared to $292,729 for the six months ended June 30, 2012.  The Company had increased expenses in the first quarter of 2013 compared with the first quarter 2012, but then reduced expenses in the second quarter in 2013 compared with 2012. This resulted in an overall increase in the six months of 2013 compared with 2012. The Company experienced a reduction in operating expenses in the second quarter due to a reduction in staff for programming and system maintenance due to more stable software and applications.

Net Loss

We had a net loss of $346,860 for the six month period ended June 30, 2013, as compared to a net loss of $297,929 for the six month period ended June 30, 2012, principally owing to the increase in our general and administrative expenses during the first quarter of 2013. The recorded interest expense of $70,961 during the period was offset by a gain of $53,285 due to the change in fair market value of convertible debt notes because the price of the Company’s shares decreased which lowered the liability.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had: (i) total current assets of $32,501, consisting of $7,710 in cash, $20,934 in deferred finance expenses and the balance in inventories and prepaid expenses, (ii) total liabilities of $1,293,709, comprised of $1,019,036 due to related parties and accounts payable of $68,388, convertible debt of $86,619 and $119,666 of derivative liability expense, (iii) a working capital deficit of $1,261,208 and (iv) an accumulated deficit of $1,824,556.

Of the $1,019,036 due to related parties, $185,227 was due May 1, 2012, and the Company is negotiating a settlement with the note holder; the remainder of the debt due to related parties, the majority of which has no specific repayment terms and is due on demand. The Company acknowledged $288,000 of the related party debt due to Chris Carey Advisors, LLC in the form of a Promissory Note dated December 31, 2011. On April 30, 2013 the Company amended that note with a maturity date of January 1, 2014 when the note will be due and, if unpaid, any remaining balance would accrue interest at 5% per annum.

Net cash used in operating activities for the six months ended June 30, 2013, was $179,862, which included a net loss of $346,860, mostly offset by accrued fees to related parties of $108,000, compared to net cash used in operating activities of $156,758 for the six months ended June 30, 2012.

Net cash provided by financing activities for the six months ended June 30, 2013, was $187,245, compared to negative net cash provided in financing activities of $108,389 for the six months ended June 30, 2012.

Cash Requirements

From its inception (August 26, 2010) to the date hereof, the Company has obtained funding through loans from related parties, private placements, sales of equity and convertible debt instruments. The Company plans to fund its activities during the remainder of fiscal 2013 and beyond from cash on hand and through the sale of debt or equity securities and/or bank financing.

On February 25, 2013, Eyes on the Go, Inc. (the “Company”) entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) to sell, in one or more tranches, up to $500,000 in Original Issue Discount Senior Secured Convertible Debentures of the Company, which are due and payable 270 days after the date of issuance (the “Debentures”). The Debentures have a ten percent (10%) original issue discount and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0015 or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date. The Debentures are secured by all of the assets of the Company. In connection with the sale of the Debentures, Chardan Capital Markets, LLC (the “Placement Agent”) acted as placement agent. Subsequent to this agreement, the Company reduced the purchase price on all issued Debentures which is equal to the lesser of $.0006 or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date.

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

On June 5, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $22,500, which had a principal amount of $25,000, and the Company received net proceeds of approximately $20,250, following the payment of fees and expenses.

On June 14, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $17,100, which had a principal amount of $19,000, and the Company received net proceeds of approximately $15,390, following the payment of fees and expenses.

On July 10, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $33,390, which had a principal amount of $37,100, and the Company received net proceeds of approximately $30,055, following the payment of fees and expenses.

On July 25, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $5,556, which had a principal amount of $6,174, and the Company received net proceeds of approximately $5,001, following the payment of fees and expenses.

The foregoing description of the Securities Purchase Agreement and the exhibits thereto is qualified in its entirety by the Securities Purchase Agreement and the exhibits, the form of which are incorporated in a Form 8-K filed February 26, 2013 and incorporated herein by reference.

On January 16, 2013, the Company entered into a letter agreement with the Placement Agent, pursuant to which the Placement Agent agreed to serve as the Company’s exclusive investment banker in connection with proposed offerings by the Company. Pursuant to the letter agreement the Company agreed (1) to issue the Placement Agent three percent (3%) of the Company’s outstanding common stock as an advisory fee, and (2) to pay the Placement Agent a ten percent (10%) sales commission and provide the Placement Agent ten percent (10%) warrant coverage for any securities sold through the Placement Agent. The foregoing description of the Company’s agreement with the Placement Agent is qualified in its entirety by the letter agreement, dated January 16, 2013, the form of which was filed in the Form 8-K on February 26, 2013 and is incorporated herein by reference. In connection with the Debentures sold on February 25, 2013, the Placement Agent received a sales commission of $6,000 and a warrant to purchase up to 4,400,000 shares of the Company’s common stock at an exercise price of $0.0012 per share. A copy of the Company’s form of Warrant Agreement issued to the Placement Agent was included in the Form 8-K filing on February 26, 2013, and is incorporated herein by reference. The total commissions paid to the Placement Agent from the sale of Debentures including those sold on February 26, March 23, April 23, June 5, June 14, July 10, and July 25, 2013 totaled $23,770. In addition, the Placement Agent will receive warrants for the sales after February 26, 2013. On July 3, 2013 the Company and the Placement Agent terminated its agreement by mutual consent. The Company is obligated to honor the terms of that agreement for future investments from parties introduce by Placement Agent during the term of that agreement which will include commissions as well as warrants associated with any future financings.

We can give no assurance that sufficient funding will be available on acceptable terms, or at all, and, if it is not, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into our debt securities, our stockholders may experience significant dilution.

The Company believes that it will require capital in the form of equity or borrowed money of approximately $500,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to pay its outstanding obligation of $185,227 to Mark Astrom if a settlement cannot be reached, or to expand its business as planned. Although the Company has entered into a financing arrangement in the form of Convertible Debt, it has received no commitment of the level of funding or whether the funding will continue and no assurance can be given that any such commitment will be forthcoming or, if so, in what amount.

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

Between April 1, 2013 and June 30, 2013, we did not issue additional shares of common stock.

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

	By:	/s/ CHRISTOPHER CAREY
Date: August 19, 2013		Name: Christopher Carey
Title: Chief Executive Officer, Principal Accounting Officer, President, Director