Form 10-Q/A
period 2013-03-31
EYES ON THE GO, INC.
filed 2013-08-20
CIK 1498522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q/A
--------------------------------

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to EYES ON THE GO, INC.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

	By:	/s/ CHRISTOPHER CAREY
Date: August 20, 2013		Name: Christopher Carey
Title: Chief Executive Officer, Principal Accounting Officer, President, Director

16