Form 10-Q
period 2013-09-30
EYES ON THE GO, INC.
filed 2013-11-14
CIK 1498522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2013

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

As of September 30, 2013, there were 1,565,833,303 shares of the Registrant's Common Stock outstanding.

EYES ON THE GO, INC.
For The Quarterly Period Ended September 30, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$2,178	$327
Inventories	1,613	1,613
Prepaid Expenses	8,158	-
Deferred Finance Expenses	22,904	-
TOTAL CURRENT ASSETS	$34,853	$1,940

Intangible asset, net of accumulated amortization of $46,619 and $33,824	25,586	38,381

TOTAL ASSETS	$60,439	$40,321

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable	$55,306	$60,916
Due to related parties	1,023,570	906,466
Convertible Debt	150,096	-
Derivative Liability	249,308	-
TOTAL CURRENT LIABILITIES	1,478,280	967,382

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at September 30, 2013 and December 31, 2012	-	-
Series B Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 303,849 and 0 shares issued
and outstanding at September 30, 2013 and December 31, 2012	-	-
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at September 30, 2013 and December 31, 2012	-	-
Common stock, $0.000001 par value,
2,000,000,000 shares authorized, 1,565,833,303 and
1,214,217,824 shares issued and outstanding at
September 30, 2013 and December 31, 2012, respectively	1,565	1,215
Additional paid-in capital	722,124	549,420
Accumulated deficit	(2,141,530)	(1,477,696)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,417,841)	(927,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$60,439	$40,321

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2013	2012	2013	2012

REVENUES	$16,579	$463	$26,714	$703

COST OF REVENUE	1,601	1,495	2,977	6,935

GROSS PROFIT (LOSS)	14,978	(1,032)	23,737	(6,232)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	169,856	194,708	507,799	487,437

Operating Loss	(154,878)	(195,740)	(484,062)	(493,669)

Other:
Interest Expense	82,286		153,247
Gain on change in fair market value of derivative liability	79,810		26,525
	162,096		179,772

NET LOSS	(316,974)	(195,740)	(663,834)	(493,669)

Loss per common share	(0.000)	(0.000)	(0.001)	(0.000)

Weighted average common shares outstanding	1,358,077,139	1,184,833,395	1,270,985,837	1,177,855,840

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(663,834)	$(493,669)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	162,000	162,000
Stock based payment	27,564	68,199
Amortization	12,795	12,789
Gain in change in fair value of derivative liability	26,525	-
Non cash interest expense	166,465	-
Changes in operating assets and liabilities:
Prepaid expenses	(8,158)	-
Accounts payable	(5,610)	35,150
NET CASH USED IN OPERATING ACTIVITIES	(282,253)	(215,531)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	15,000	90,000
Proceeds of loan to related party	21,404	88,579
Proceeds from issuance of convertible debt	293,963	-
Payment of deferred finance costs	(46,263)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	284,104	178,579

INCREASE (DECREASE) IN CASH	1,851	(36,952)

CASH – BEGINNING OF PERIOD	327	52,301

CASH – END OF PERIOD	$2,178	$15,349
Non-cash investing and financing activities:
Derivative liability recognized as debt discount	$245,543	-
Original issue discount on convertible debt	$31,329	-
Conversion of Convertible debt to common stock	$64,190	-
Conversion of related party payable to common stock	$66,300	-

See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.    The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.    Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2012.    Operating results for the nine and three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other period.

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

2     GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholder’s deficiency of $1,417,841 as of September 30, 2013. The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3     RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	September 30, 2013	December 31, 2012
Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$185,227

Due to stockholder, non-interest bearing and due on demand.	838,343	721,239
	$1,023,570	$906,466

During the nine months ended September 30, 2013 and 2012 the Company incurred consulting expenses totaling $162,000 for the services of three members of executive management provided by an entity owned by the CEO. That amount is included in due to related parties.

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

Convertible Debentures Issued	$325,292

Less: Discount	133,766

Less: Converted to common stock	41,430

Carrying Value	$150,096

5      STOCKHOLDERS’ DEFICIENCY

In a March 2013, the Company issued 10,181,971 shares of common stock to investors for proceeds of $15,000.

In a March 2013, the Company issued 18,376,644 shares of common stock for consulting services which was valued at $27,564.

In September 2013, holders of the convertible notes converted their notes aggregating $41,430 into 190,456,864 shares of the Company’s common stock.

In September 2013, the Company converted $66,300 of related party loans into 132,600,000 shares of the Company’s common stock.

6      INCOME TAXES

Deferred tax asset

Net operating loss	$690,000
Valuation allowance	(690,000)
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

7     ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. The Company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which were valued at $22,205. The integration fee has been recorded at $72,205 and is being amortized over the four-year life of the agreement. $12,795 has been recorded for amortization of the agreement during the nine months ended September 30, 2013.

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

General

In January 2012, we introduced our Gander.tv service. This service provides online streaming video and audio images from performance spaces, bars and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from multiple cameras and microphones or soundboards and makes them available to consumers on the Gander.tv website. The Company has entered into a hosting agreement with Amazon Web Services for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website. We rely on third parties for the implementation services and for onsite maintenance.

The Company is focused on acquiring unique and interesting content and is currently working with New York City area venues. During the 3rd quarter 2013, the company identified six existing venues where the content was not of great value and has de-installed the equipment. While some of these may remain on the web site with existing content, the company expects that they will be eliminated over time. During the 3rd quarter, the company installed 5 new venues, with a net installed base of 36. The Company has signed agreements for additional sites that we will install in the 4th quarter. We will continue to qualify venues that fit the criteria of unique and valuable content and estimate that we will average 2-3 per month. At the end of September 2013, the Company was broadcasting over 200 performances each week, which was up from 75 performances at the beginning of the 3rd quarter. All broadcast events are also recorded for repurposing later.

We have developed website applications for Gander.tv that enable our customers to schedule live broadcasts, or to post previously recorded segments which would be shown during slow or down times. In addition, we have a pay-per-view application that enables customers to schedule and broadcast shows and performances for a fee determined by the Company, the venue and the performers for each show in the form of an online ticket paid by major credit card or PayPal®. The purchase of an on-line ticket entitles the purchaser to watch the live performance and have future unlimited access to the recording. The service is targeted to the performance of music, spoken word, plays and musicals, comedy, karaoke, and other performances determined by the venue. The Company collects these fees and remits an agreed portion to the venue. The customers are responsible for contracts with performers, including the terms for broadcasting and releases.

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

We have signed Digital Rights Agreements with the three leading music licensing companies: ASCAP, BMI, and SESAC. This provides us the rights to broadcast any licensed work over the Internet, and covers more than 17 million works. We have also entered into agreements with a number of ad networks including Tremor Video, Adap.tv, a division of AOL, and SpotXchange for video ads and Google, Value Click Media, Federated Media and Lijit for display ads. We will continue to search for additional ad network relationships to obtain the highest paying video and banner ads.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

Revenues for the three months ended September 30, 2013, were $16,579, compared to $463 for the three months ended September 30, 2012.    The increase in revenues was attributable to the Company’s efforts to charge customers for installation, online video broadcast services from its Gander.tv web site, as well as ad revenue from third party web site agreements.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013, were $169,856, compared to $194,708 for the three months ended September 30, 2012.    Operating expenses decreased due to a drop in the costs of programming and systems support due to improved operations and more stable software applications.

Operating Loss

Our operating loss for the three month period ended September 30, 2013 was $154,878 which was a decrease over the three months ending September 30, 2012 when we lost $195, 740. We experienced a significant improvement in gross profit which was a loss in prior periods and was 90% of revenue for this period. Improved cost of goods sold and gross profit in addition to a reduced level of overhead expenses noted above led to this reduced loss.

Other expenses

Other expenses consist of interest expense on the convertible debt issued in 2013, which includes a debt discount calculated on the conversion feature of the debt which has been recorded as a derivative liability. The Company also recognized a loss on the change in fair value of the derivative liability resulting from an increase in the stock price, resulting in a higher valuation of the conversion feature.

Net Loss

Our net loss for the three month period ended September 30, 2013 was $316,974 which was an increase over the three months ending September 30, 2012 when we lost $195,740. The increased net loss was due to an increase in interest expense and a loss on the change in fair market value of derivative liabilities of $162,096 versus no costs of this type in the three months ended September 30, 2012.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

Revenues for the nine months ended September 30, 2013, were $26,714, compared to $703 for the nine months ended September 30, 2012.    The increase in revenues was attributable to the Company’s efforts to charge customers for installation and online video broadcast services from its Gander.tv web site, as well as ad revenue from third party web site agreements.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013, were $507,799, compared to $487,437 for the nine months ended September 30, 2012.    The Company had increased expenses in the first quarter of 2013 compared with the first quarter 2012, but then reduced expenses in the second quarter and third quarters of 2013 compared with 2012. This resulted in an overall increase in the nine months of 2013 compared with 2012. The Company experienced a reduction in operating expenses in the second quarter and third quarters due to a reduction in staff for programming and system maintenance due to more stable software and applications.

Other expenses

Other expenses consist of interest expense on the convertible debt issued in 2013, which includes a debt discount calculated on the conversion feature of the debt which has been recorded as a derivative liability. The Company also recognized a loss on the change in fair value of the derivative liability resulting from an increase in the stock price, resulting in a higher valuation of the conversion feature.

Net Loss

We had a net loss of $663,834 for the nine month period ended September 30, 2013, as compared to a net loss of $493,669 for the nine month period ended September 30, 2012, principally owing to the increase in our general and administrative expenses as well as the increase due to interest expense of $153,247 and loss on the change in fair market value of derivative liabilities of $26,525 in 2013 versus no expense or loss in 2012.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had: (i) total current assets of $34,853, consisting of $2,178 in cash, $22,904 in deferred finance expenses and the balance in inventories and prepaid expenses, (ii) total liabilities of $1,478,280, comprised of $1,023,570 due to related parties and accounts payable of $55,306, convertible debt of $150,096 and $249,308 of derivative liability expense, (iii) a working capital deficit of $1,443,427 and (iv) an accumulated deficit of $2,141,530.

Of the $1,023,570 due to related parties, $185,227 was due May 1, 2012, and the Company is negotiating a settlement with the note holder; the remainder of the debt due to related parties, the majority of which has no specific repayment terms and is due on demand. The Company acknowledged $288,000 of the related party debt due to Chris Carey Advisors, LLC in the form of a Promissory Note dated December 31, 2011. On April 30, 2013 the Company amended that note with a maturity date of January 1, 2014 when the note will be due and, if unpaid, any remaining balance would accrue interest at 5% per annum. On July 15, 2013, the Company acknowledges $300,000 of the related party debt due to Chris Carey Advisors, LLC in the form of a Promissory Note with a maturity date of January 15, 2014 and if unpaid, any remaining balance would accrue interest at 5% per annum.

Net cash used in operating activities for the nine months ended September 30, 2013, was $282,253, which included a net loss of $663,834, mostly offset by accrued fees to related parties of $162,000, compared to net cash used in operating activities of $215,531 for the nine months ended September 30, 2012.

Net cash provided by financing activities for the nine months ended September 30, 2013, was $284,104, compared to negative net cash provided in financing activities of $178,579 for the nine months ended September 30, 2012.

Cash Requirements

From its inception (August 26, 2010) to the date hereof, the Company has obtained funding through loans from related parties, private placements, sales of equity and convertible debt instruments. The Company plans to fund its activities during the remainder of fiscal 2013 and beyond from cash on hand and through the sale of debt or equity securities and/or bank financing.

On February 25, 2013, Eyes on the Go, Inc. (the “Company”) entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) to sell, in one or more tranches, up to $500,000 in Original Issue Discount Senior Secured Convertible Debentures of the Company, which are due and payable 270 days after the date of issuance (the “ Debentures”). The Debentures have a ten percent (10%) original issue discount and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0015 or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date. The Debentures are secured by all of the assets of the Company. In connection with the sale of the Debentures, Chardan Capital Markets, LLC (the “ Placement Agent”) acted as placement agent. Subsequent to this agreement, the Company reduced the purchase price on all issued Debentures which is equal to the lesser of $.0006 or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date.

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

On August 8, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $39,600, which had a principal amount of $44,000, and the Company received net proceeds of approximately $35,640, following the payment of fees and expenses.

On September 3, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $22,222.80, which had a principal amount of $24,692, and the Company received net proceeds of approximately $20,000.52, following the payment of fees and expenses.

On October 2, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $33,480, which had a principal amount of $37,200, and the Company received net proceeds of approximately $30,132, following the payment of fees and expenses.

On October 15, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $44,460, which had a principal amount of $49,400, and the Company received net proceeds of approximately $40,014, following the payment of fees and expenses.

The foregoing description of the Securities Purchase Agreement and the exhibits thereto is qualified in its entirety by the Securities Purchase Agreement and the exhibits, the form of which are incorporated in a Form 8-K filed February 26, 2013 and incorporated herein by reference.

On January 16, 2013, the Company entered into a letter agreement with the Placement Agent, pursuant to which the Placement Agent agreed to serve as the Company’s exclusive investment banker in connection with proposed offerings by the Company. Pursuant to the letter agreement the Company agreed (1) to issue the Placement Agent three percent (3%) of the Company’s outstanding common stock as an advisory fee, and (2) to pay the Placement Agent a ten percent (10%) sales commission and provide the Placement Agent ten percent (10%) warrant coverage for any securities sold through the Placement Agent. The foregoing description of the Company’s agreement with the Placement Agent is qualified in its entirety by the letter agreement, dated January 16, 2013, the form of which was filed in the Form 8-K on February 26, 2013 and is incorporated herein by reference. In connection with the Debentures sold on February 25, 2013, the Placement Agent received a sales commission of $6,000 and a warrant to purchase up to 4,400,000 shares of the Company’s common stock at an exercise price of $0.0012 per share. A copy of the Company’s form of Warrant Agreement issued to the Placement Agent was included in the Form 8-K filing on February 26, 2013, and is incorporated herein by reference. The total commissions paid to the Placement Agent from the sale of Debentures including those sold on February 26, March 23, April 23, June 5, June 14, July 10, August 8, September 3, October 2, October 15, 2013 totaled $37,745.94. In addition, the Placement Agent will receive warrants for the sales after February 26, 2013. On July 3, 2013 the Company and the Placement Agent terminated its agreement by mutual consent. The Company is obligated to honor the terms of that agreement for future investments from parties introduce by Placement Agent during the term of that agreement which will include commissions as well as warrants associated with any future financings.

We can give no assurance that sufficient funding will be available on acceptable terms, or at all, and, if  it is  not, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into our debt securities, our stockholders may experience significant dilution.

The Company believes that it will require capital in the form of equity or borrowed money of approximately $350,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to pay its outstanding obligation of $185,227 to Mark Astrom if a settlement cannot be reached, or to expand its business as planned. Although the Company has entered into a financing arrangement in the form of Convertible Debt, it has received no commitment of the level of funding or whether the funding will continue and no assurance can be given that any such commitment will be forthcoming or, if so, in what amount.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between July 1, 2013 and September 30, 2013, we issued:

In September 2013, the holders of the convertible notes converted their notes aggregating $41,430 into 190,456,864 shares of the Company’s common stock.

In September 2013, the company converted $66,300 of related party loans into 132,600,000 shares of the Company’s common stock.

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

	By:	/s/ CHRISTOPHER CAREY
Date: November 14, 2013		Name: Christopher Carey
Title: Chief Executive Officer, Principal Accounting Officer, President, Director