Form 10-K
period 2013-12-31
EYES ON THE GO, INC.
filed 2014-04-14
CIK 1498522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☑     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

As of June 28, 2013, the last business day of our most recently completed 2nd fiscal quarter, the aggregate market value of our Common Stock (our only voting or non-voting equity) held by non-affiliates, computed by reference to the price at which our Common Stock was last sold during such quarter, was $382,475. There were approximately 478,094,041 shares of our Common Stock held by non-affiliates on that date. This valuation is based upon the last sale price of our Common Stock on June 28, 2013 (the last day on which our Common Stock was traded during such quarter), as quoted by OTC Markets Inc., on that date ($.0008).

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's sole class of common stock as of April 4, 2014 was 2,517,366,758 (see Accountants’ Notes to Consolidated Financial Statements, Item 8 Subsequent Events)

(DOCUMENTS INCORPORATED BY REFERENCE)

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

ITEM 1. BUSINESS

Overview

In January 2012, we introduced a service to provide online streaming video and audio images from bars, performances spaces, restaurants and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from multiple cameras and microphones or client soundboards and makes them available to consumers on the Gander.tv website. The Company has entered into a hosting agreement for the consolidation and storage of these video and audio images and their presentation to consumers via the Gander.tv website. We began selling this service in January 2012 in anticipation of the completion of the Gander.tv website, and by the end of March 2012 we had installed our first beta site in New York City. Since that time and by December 31, 2013, we had installed a total of 40 venues in the New York Metropolitan area.  We launched the Gander.tv web site in beta mode in mid-March 2012 and released from beta mode in the end of November 2012.  We began generating revenue in November of 2012.   The Company enhanced the software applications during the beta period including offering all eCommerce functions for billing certain services to the public.

The Company started curating content in June of 2013 and began placing video clips on third party web sites.  The Company launched a number of web sites to display curated video clips, integrated advertising into its platform and started generating advertising related revenue in August 2013.  The Company also began an effort in November 2013 of offering the live streams and curated content to its venue customers where they are embedding the video player and showing the content on their web sites, Facebook pages and third party affiliates.

The company has developed a suite of applications that provide the following functionality to the entertainment venue owner, the performing artists, the promoter and to the consumer.

●	Performances are streamed live and while transmitting, also recorded and stored on the hosted servers at Amazon.

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

●
The artist and venue can choose to add a “tip jar” button to the events page allowing consumers to provide a gratuity to the performer.  For not-for-profit venues or specific events, the Company has a “donate now” function where consumers can donate to the specific organization.

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

We market directly with our own sales force through direct marketing efforts using leads that are generated internally and support the design and manage the implementation, customization and maintenance of our services with our back office customer support staff. We rely on third parties for equipment necessary to render our services including the on-site Controller, cameras and microphones and for installation and on-site maintenance services. The Company has developed certain proprietary software applications as well as modified licensed software.  We market primarily to business owners and managers in the entertainment and hospitality industries, as well as to performers and promoters. The address of the Company is 40 Fulton Street, 24th Floor, New York, NY 10038; its telephone number is (888) 666-3597.

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

The Merger

As of May 1, 2011, we entered into a Plan and Agreement of Merger by and among ourselves, Eyes Enterprises, Inc., a Delaware corporation and our wholly owned subsidiary, and EOTG, under which Enterprises was merged with and into EOTG, with EOTG being the surviving corporation. As incidents of this merger, we changed our corporate name to “Eyes on the Go, Inc.” and EOTG changed its corporate name to “Eyes Enterprises, Inc.” As a result of the Merger, we are no longer considered a shell company. In connection with the Merger, we issued 360,600,000 shares of Common Stock to the holders of the common stock of EOTG and Mark E. Astrom transferred 500,008,000 shares of Common Stock owned by him to said holders, ratably in accordance with their respective interests in EOTG. As a result of the Merger, Christopher Carey and Mary Weaver Carey, his wife, who are officers and directors of the Company, Blazej Kesy, who was a director of the Company and an officer of Enterprises, and Christopher Carey, Jr., who is the son of Mr. Carey and Ms. Carey, became our controlling stockholders.

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

On December 6, 2013 the Company filed a Certificate of Amendment of Certificate of Incorporation of Eyes on the Go, Inc. with the State of Delaware increasing the number of authorized shares to 6,000,000,000.  The Amendment was accepted and filed by the State of Delaware on December 6, 2013.

Our Common Stock is quoted on Pink Sheets under the symbol “AXCG.OTCQB.”

Our Business

In January 2012, we introduced our Gander.tv service. This service provides online streaming video and audio images from bars, restaurants, performance spaces and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from multiple cameras and microphones or soundboards and makes them available to consumers on the Gander.tv website. The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website. We will rely on third parties for the implementation services and for onsite maintenance. We have installed 40 sites in the New York Metropolitan area.  At the end of 2013, the Company had agreements with another 4 venues to be installed in the first quarter 2014.   We have developed website applications for Gander.tv that enable our customers to schedule live broadcasts, or to post previously recorded segments which would be shown during slow or down times. In addition, we have  a pay-per-view application that  enable our customers to schedule and broadcast shows and performances for a fee determined by the Company, our customers and the performers for each show and performance in the form of an online ticket paid by major credit card or PayPal®. The purchase of an on-line ticket entitles the purchaser to watch the live performance and have future unlimited access to the recording. The service is targeted to the performance of music, spoken word, plays and musicals, comedy, karaoke, and other performances determined by the customer. The Company will collect these fees and will remit an agreed portion of the fees to the venue customer. The customer will be responsible for contracts with performers, including the terms for broadcasting and releases.

The Gander.tv website was released in beta mode in mid-March 2012. We launched to the general public by the end of March 2012. Each venue has a dedicated web page that allows for personalization including logos, description of venue, hours of operation, address and a map showing the location of the venue and a video player window.  In addition, all previous broadcast events are listed in thumbnail form on the venue page. Except for pay-per-view or private event performances, access to the Gander.tv website is free to consumers. The Company provides for enhanced functions to consumers who sign up for free membership including personalized web pages with highlighted favorites.

Our sources of revenue for Gander.tv services and online streaming video and audio website include installation fees to cover basic installation services. The Company retains ownership of all hardware and software including the on-site controller, cameras and microphones. We also receive monthly recurring revenue for providing these services; including all video and audio image storage and access to consumers, which is in the range of $150.00 to $300.00 per month depending upon the number of components installed. In addition, the Company receives a portion of the pay-per-view fees charged to the consumer as a revenue sharing arrangement with the venues. We are generating fees for providing social media marketing services including graphics, creating web pages and landing pages, and posting and other communications to the consumers.  The Company also generates revenue through video and banner ad placement, through promotional programs and venue placement fees.  In the future it will offer select consumer product sponsorships.

We market directly with our own sales force, using leads that are generated internally and by other third parties.  We support the sales once closed with Program Managers who engage with the client and coordinate Company efforts including the scheduling  of the installation, design and customized venue pages, coordinating streaming live schedules and the  schedule and program for broadcast events, develop and execute social media marketing programs for venue and performers, and provide maintenance of systems components. We rely on third parties for the equipment necessary including the controller, cameras and microphones to render our services and for on-site installation and maintenance services. We are increasing our sales efforts.

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

The Company intends to continue to sell and add locations to its Gander.tv business through direct marketing to bars, restaurants, nightclubs, performance spaces, and other prospects while it adds functionality for enhanced operations to its website. The Company will continue to execute its sales plan. See “Marketing and Sales – Sales Plan.”

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

Marketing and Sales

Sales Plan

Our principal market is the entertainment and hospitality industries. Our Gander.tv streaming live and recorded video services provide benefits to owners and managers of facilities in this industry, including:

●	Streaming live and recorded performance events which create a positive and compelling image to consumers who may want to attend shows or visit these venues.

●	Utilizing these live and recorded images via social media to broaden their reach to consumers to learn about and connect with these venues in a positive manner.

●	Providing a service to performers to expand their reach and communicate to their fans who can’t attend the live performance.

●	Allowing the performers and their promoters to leverage social media marketing and the services of the Company to expand their reach and fan base.

●	Providing additional revenue and profit by broadcasting events as a pay-per-view, or through charging for private video access to events.

●	Enhancing the relationship between the venue and their contract customers by providing streaming video during events.

●	Providing additional revenue and profit through sharing advertising and sponsorship fees attributable to the venue events and traffic.

            We are concentrating our initial marketing efforts on the following potential customers within the entertainment and hospitality industries:

●	86,000 full service restaurants

●	148,000 limited service restaurants

●	42,000 drinking establishments

●	489,000 accommodation and food service facilities

Our sales and marketing efforts are conducted by in-house employees, using leads that are generated internally, to introduce our services and generate sales with potential customers. The Company believes that leads through its internal selling efforts will be sufficient for the level of marketing that the Company will be able to conduct in light of its present and future staffing. Using the leads that are generated internally, our sales personnel will make initial contact with, and make an initial presentation to, a prospect and if the prospect is interested in our services, perform a site survey and consultation to determine the configuration of components that best meets the prospect’s requirements. For example, we would determine where cameras and microphones should be situated and what additional components are needed including monitors, remote controllers and interfaces to existing soundboards for higher quality audio. These personnel will then confer with our engineers and develop a proposed agreement covering the equipment to be installed, the installation fee, the customized features to be provided, the monthly monitoring fee and social media marketing services and present it to the prospect. There is no minimum contract period. Upon the signing of the agreement, the sales person takes an impression of a credit card in order to charge the initial and monthly fees.

The Company maintains back office customer support personnel called Program Managers (PM’s) who coordinate with our sales personnel and the customers to confirm the equipment to be installed and the specific customization of the venue page, an overview of the content and streaming schedule and upcoming broadcast events and potential social media marketing services.   The Operations Department coordinates ordering and delivery of all equipment, and schedules the onsite installation through a third-party contractor, who receives a portion of our installation fee. Once equipment is installed, the Company holds a strategic planning session with the customer and plans are developed for streaming schedules, potential broadcast events and supporting social media marketing plans.  After the system is installed the customer is charged for installation fees.  After the system is operating for two weeks, and is fully tested, the customer is charged for the first monthly fee. The Company provides 30 days of social media marketing services to acquire traffic and views and then determines the level of ongoing marketing desired by the customer and charges accordingly.

We intend to minimize the use of outside sales representatives and, consequently, we expect to pay limited sales commissions to third parties. Sales efforts will be organized by territory, with the Company focusing on a rollout of sales personnel across several major market areas in the United States, which commenced in January 2012 in the New York Metropolitan area. This includes the five boroughs of New York City and Northern New Jersey. The Company has continued to focus on the New York Metropolitan area to penetrate the top clubs and performance spaces and secure distinctive and appealing content for viewers.  During the next 24- to 48-month period, depending on our financial resources, we are planning to expand our sales and marketing staff to enter more cities in the US and, potentially, select foreign markets.  We intend to add sales and marketing staff as required. No assurance can be given that the Company will be able to meet this goal, because the Company will require substantial capital in order to develop its business. See “Liquidity and Capital Resources.”

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

While we initially believed that the services provided to us by iCare would enable us to expand more quickly than we could using our internal resources alone, the support services provided by Sysco were less than expected or promised.  We are in the process of evaluating this relationship and to determine if it is in the best interests of the Company to continue under the agreement.

Gander.tv Online Streaming Live and Recorded Video Service

Software and Hardware

The Company has developed proprietary software that runs on computer platforms installed at customers’ locations that consolidates video images for communication over the Internet to our leased server space. This platform is an off-the-shelf industrial computer that we acquire from two manufacturers. The Company makes minor alterations in these computers in order for them to work with its system. We install off-the-shelf cameras and microphones, choosing from a number of manufacturers.  The Company introduced a new application in late 2013 which enables its technicians to remotely control the cameras to pan, tilt and zoom on the performance.  In some cases, the Company has extended these functions to the venue for the use by their sound and lighting technicians.

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

There are a number of small web providers including BarSceneLive,com and Peepsout that have installed video cameras in bars. We do not believe that any of them has the capacity to become a competitive threat and none of them provides the functionality of our systems installation, website, pay-per-view,  prerecorded segment play, or  are focused on capturing performances.

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

We are seeking to establish a market niche in providing innovative services involving the streaming of video and audio to owners of entertainment and hospitality facilities that will both enhance their presence on the internet while providing alternate sources of income through the pay-per-view application and advertising and sponsorship fees. Our approach is to offer a low-cost alternative to a potential customer’s establishing these services for themselves or through any competitors. We believe that our focus on connecting to social media sites and leveraging social networking will greatly increase internet traffic and eventually consumers at customers’ facilities and will distinguish us from competitors.

However, the nature of the internet and the proliferation of web based services may create or enhance ease of entry for competitors in the future. Some of these competitors may be better financed and have more resources than we will. There may also be sudden and unexpected new technologies or improvements in existing technologies that may make our approach and proprietary systems obsolete.

Research and Development

The Company has a small number of development staff to create and maintain our proprietary software for Gander.tv. We will continue to add resources as additional capital and cash flow permit. The Company’s efforts in this area will focus on increasing the functionality and features of its services, improving its software and the equipment that is furnished to its customers and developing additional uses for video images.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2.  PROPERTIES

The Company is currently leasing office space from GSM Systems, Inc. at their offices at 40 Fulton Street, New York, NY.  All space costs are included in an agreement with GSM Systems, Inc. whereby they agreed to a payment of restricted common shares equal to 5 million for the first 6 months of space use, and then a monthly rental fee of $2,100 beginning on November 1, 2013 and through December 31, 2013 and $2,400 from January 1, 2014 through December 31, 2014.  The Company expects that this space is adequate for its needs in 2014.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on Pink Sheets under the symbol “AXCG.OTCQB.” The following table sets forth the quarterly high and low sale closing bids for our Common Stock quoted on Pink Sheets for the fiscal years ended December 31, 2013  and 2012, and the subsequent interim periods, as reported by OTC Markets, Group, Inc. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. Our Common Stock is very thinly traded and has been extremely limited, sporadic and highly volatile; thus, pricing of our Common Stock on Pink Sheets does not necessarily represent its fair market value and the fact that there has been sporadic trading in our Common Stock does not necessarily indicate the establishment of a public market for our Common Stock. We do not believe that such information is a good indicator of the prices at which our Common Stock may trade in the future.

Quarter Ended	Bid High	Bid Low

Fiscal Year 2013
March 31	$.001	$.001
June 30	$.0008	$.0006
September 30	$.002	$.0011
December 31	$.0009	$.0007

Fiscal Year 2012
March 31	$.11	$.02
June 30	$.12	$.0032
September 30	$.006	$.0021
December 31	$.004	$.0008

As of December 31, 2013, there were 2,084,675,792 shares of Common Stock issued and outstanding and there were approximately 93 holders of record of our Common Stock. There are also an indeterminate number of stockholders holding stock in street name.

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

 On November 5, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $33,480, which had a principal amount of $37,200, and the Company received net proceeds of approximately $30,132, following the payment of fees and expenses.

On November 19, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $27,900, which had a principal amount of $31,000, and the Company received net proceeds of approximately $25,110, following the payment of fees and expenses.

On December 2, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $33,336, which had a principal amount of $37,040, and the Company received net proceeds of approximately $30,002, following the payment of fees and expenses.

On December 16, 2013, the Purchasers purchased Debentures from the Company in the aggregate amount of $33,336, which had a principal amount of $37,040, and the Company received net proceeds of approximately $30,002, following the payment of fees and expenses.

On November 27, 2013, and under similar terms as the Convertible Debentures outlined above, another third party investor purchased Debentures from the Company in the principle amount of $11,100, and the Company received net proceeds of $9,990.

On December 12, 2013, and under similar terms as the Convertible Debentures outlined above, another third party investor purchased Debentures from the Company in the principle amount of $11,100, and the Company received net proceeds of $9,990.

On August 29, 2013, the Company converted $10,000 of previously purchased Convertible Debentures into 50,000,000 shares of common stock.

On September 5, 2013, the Company converted $31,430 of previously purchased Convertible Debentures into 140,456,864 shares of common stock.

On October 7, 2013, the Company converted $24,570 of previously purchased Convertible Debentures into 109,799,486 shares of common stock.

On October 15, 2013, the Company converted $20,000 of previously purchased Convertible Debentures into 100,000,000 shares of common stock.

On November 25, 2013, the Company converted $34,750 of previously purchased Convertible Debentures into 155,293,003 shares of common stock.

On December 7, 2013, the Company converted $30,000 of previously purchased Convertible Debentures into 140,456,864 shares of common stock.

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

The Company believes that it will require capital in the form of equity or borrowed money of approximately $600,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to pay its outstanding obligation of $185,227 to Mark Astrom if a settlement cannot be reached, or to expand its business as planned. Although the Company has entered into a financing arrangement in the form of Convertible Debt, it has received no commitment of the level of funding or whether the funding will continue and no assurance can be given that any such commitment will be forthcoming or, if so, in what amount.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial data discussed below are derived from the audited financial statements of the Company as of December 31, 2013 and 2012, included elsewhere in this report, which were prepared and presented in accordance with generally accepted United States accounting principles. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with these audited consolidated financial statements and notes thereto. We do not believe that the results set forth in these financial statements are necessarily indicative of our future performance. Factors that could affect our future performance include those discussed below and elsewhere in this report, particularly in “Risk Factors.”

Overview

In 2013, the Company began is efforts to monetize their video broadcast content, first by providing clips of segments of a performance (a song, a comedy skit, a poetry reading, etc.) to third party web sites where the partner monetized through their ad placements.  While the actual revenue was a small portion of the ad revenue received by the partner, it confirmed the approach of utilizing ad and sponsorship revenues as a way to leverage the video content.  In August of 2013, Company began entering into agreements with a number of ad providers and began placing video and display ads on its own web sites.  The Company expanded with a number of named web sites where targeted video content is being placed along with display and video ads.  The performances are being segmented by genre of music or type of entertainment.

During 2013, the Company continued to introduce new applications as well as solidifying and stabilizing their web site software to handle the increased traffic.  In the fourth quarter of 2013, the Company added resources and applications to ease the production of video clips for use on all of these sites.  In addition, they added a number of partnership web sites where the live streaming broadcasts are being embedded.  The partners are embedding the Company’s player and showing the video content to their viewers, bringing additional traffic and ad revenue to the Company.  In many of these sites, the Company has an obligation to share in the revenue produced from ad placements after their direct costs of operations.

The Company has continually qualified its installed base and determined that a number of venues did not fit their criteria for interesting and valuable content, and these locations were de-installed.  All components were removed and reused on new locations or for maintenance purposes.  The Company has better qualified the criteria for targeted venues and continues to add locations.

The Company generated revenue from installation fees for new installations and upgrades, monthly monitoring fees to venues, social media fees to venues and artists and digital advertising of $46,681 compared to $2,724 in 2012.  The Company had costs of goods sold for 2013 of $7,352, producing a gross profit of $39,329 or 84% of revenue.  With $796,094 of selling, general and administrative expenses, the Company produced a net operating loss of $$756,765.  Increased overhead costs compared to prior periods resulted from additional personnel in video production who are tasked with curating and placing content, as well as increased advertising and promotion expenses to increase awareness and viewers to the web sites.  The Company had other expenses based on fully accounting for the long term potential effect of the Convertible Debentures of a total of $1,496,460 which created a net loss for the year of $2,253,225.

This compares to the yearend results for 2012 with cost of goods sold of $22,786 and a gross loss of $20,062 which after selling, general and administrative costs of $662,536 left an operating loss of $682,598.

We had total current assets at December 31, 2013 of $64,106 versus current liabilities of $2,688,215 which is made up primarily of debts due to related parties and the treatment of the Convertible Debentures.

Background and Reverse Merger

Effective the first quarter of 2011, the Company no longer met the criteria of a development stage entity.

Under our agreement with iCare, we are obligated to provide our services to customers produced by iCare at prices 20% lower than the prices charged to customers who purchase our services directly from us, to make financing available to customers produced by iCare who elect to enter into two- or three-year contracts with us and to accept credit cards or “normal credit terms of net 15 days” on billing. We are also obligated to make the following payments to iCare under this agreement: 5% of the gross revenues received from any Sysco customer; an integration fee of $100,000, of which $50,000 was paid in cash and balance of which was discharged by the company’s issuance 15,861,372 shares of its common stock to iCare, which have been valued in our financial statements at $22,205; $250 per trade show event that we attend; and an amount to be determined for additional promotions and marketing programs. We believe that the payment of 5% of the gross revenues will reduce the cash flow from each contract on which it is paid by 5% and that the payment of $250 per trade show and other amounts will have an insubstantial effect on cash flow. As of December 31, 2013, the Company did not have any venues referred by Sysco and, therefore, the Company has no financial obligations.  The Company is assessing the value of the agreement and whether they will continue.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent auditors have included in the report on our financial statements a statement that raises substantial concern about our ability to continue as a going concern.

Results of Operations

The following table summarizes the operating results of the Company for the fiscal year ending December 31, 2012, and the results for the fiscal year ended December 31, 2013:

Fiscal Year 2012

Net Sales		$2,724
Cost of Revenue		$22,786
Gross Loss	$	(20,062)
Operating Expenses:
General and Administrative		$662,536

NET LOSS	$	(682,598)

Fiscal Year 2013

Net Sales		$46,681
Cost of Revenue		$7,352
Gross Loss		$39,329
Operating Expenses:
General and Administrative		$796,094
Operating Income	$	(756,765)
Other:
Interest Expense		$873,027
Loss on change in fair market value of derivative liability		$385,000
Loss on extinguishment of debt		$238,433

NET LOSS		$(2,253,225)

Year Ended December 31, 2012

Sales: The Company began selling its streaming and recorded video network in January 2012, and launched its first beat site in March 2012.  The sales people focused on selling new customers on the new video network and broadcasting through the Gander.tv web site.  All venue locations sold in 2012 were offered free installation and service until the conclusion of the beta test period which ended in November 2012.  Beginning in November, the sales group began a process of meeting with clients to transition to paid services and generated $2,724 in revenue.   All new sales initiated in December 2012 include fees for monthly service, social media marketing support and pay-per-view revenue share.

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

Year Ended December 31, 2013

Sales: The Company continued generating revenue from installation fees, monthly monitoring fees to venues, social media fess to venues and artists, pay-per-view fees, tip jar and donate now buttons, and advertising revenue with the placement of digital display and video ads for a total of $46,681.  The Company ended the year with relationships with 8 ad networks which are providing the digital ads.

Cost of Sales and Gross Profit: Costs of sales for the period were $7,352 representing costs to install new venues plus maintenance and replacement parts.    This led to a gross profit of $39,329 or 84% of revenue.

Selling, General and Administrative Expenses: Selling, General and Administrative expenses incurred during this period were $796,094 and were predominantly attributable to personnel costs, selling costs, the continued development of the streaming live and recorded video network and support services,  and other operating costs including web site hosting fees.

Other Expenses: The Company has accounted for the future exposure of the Convertible Debentures with interest expense of $873,027, the loss on change in fair market value of derivative liability of $385,000 and the loss on extinguishment of debt of $238,433.

Loss from Operations and Net Loss: During this period, our loss from operations was $756,765 and our net loss was $2,253,225.

Liquidity and Capital Resources

As of December 31, 2012, and December 31, 2013, we had cash and cash equivalents of $327 and $37,215, respectively. We financed our operations for the year ended December 31, 2012, from stock sales and capital contributions totaling $126,000 and from loans from Christopher Carey, President of the Company, in the aggregate principal amount of $179,305.   For the year ended December 31, 2013, we financed operations through the sale of stock and capital contributions of $7,500 from loans from Christopher Carey, President of the Company of $45,948, and the proceeds from the issuance of convertible debentures of $499,733.

The following table provides a summary of our balance sheet and net cash flows from operating, investing, and financing activities for the years ended December 31, 2013 and 2012.
Statement of Cash Flows
	December 31, 2013		December 31, 2012

OPERATING ACTIVITIES:

Net Loss		$(2,253,225)		$(682,598)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related party		$216,000		$216,000
Stock based payment		$35,777		$59,808
Amortization	$			$17,059
Loss on change in fair market value of derivative liability		$385,000		$59,808
Loss on extinguishment of debt		$238,433		$17,059
Non cash interest expense		$872,551		$59,808

Changes in operating assets and liabilities:
Accounts receivable		$(1,948)	$
Inventory		$1,613
Accounts payable		$(27,554)		$32,452
NET CASH USED IN OPERATING ACTIVITIES		$(516,293)		$(357,279)

FINANCING ACTIVITIES:
Capital contributions
Proceeds from issuance of common stock and capital contributions		$7,500		$126,000
Loan from related party		$45,948		$179,305
Proceeds from issuance of convertible debt		$499,733

NET CASH PROVIDED BY FINANCING ACTIVITIES		$553,181		$305,305

INCREASE (DECREASE) IN CASH		$38,888		$(51,974)
CASH – BEGINNING OF YEAR		$327		$52,301
CASH – END OF YEAR		$37,215		$327

From its inception (August 26, 2010) to the date hereof, the Company has obtained funding through loans from related parties, private placements and the sale of debentures. The Company plans to fund its activities during fiscal 2014 and beyond through cash from operations and through the sale of debt or equity securities and/or bank financing. We can give no assurance that sufficient funding will be available on acceptable terms, or at all, and, if it is not, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or additional securities that are convertible into our debt securities, our stockholders may experience significant dilution.

The Company believes that it will require capital in the form of equity or borrowed money of approximately $600,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to expand its business as planned.  The Company estimates that if it will require additional capital to get to cash flow breakeven.  The Company and its Placement Agent will continue to seek additional capital, it has received no commitment for further financing from investors or banks and no assurance can be given that any such commitment will be forthcoming or, if so, in what amount.

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

Off-Balance Sheet Arrangements

None.

Controls and Procedures

Pursuant to Section 404 of Sarbanes-Oxley, management is required to report on the effectiveness of internal controls over financial reporting in each annual report, The JOBS Act (Jumpstart Our Business Startups) stipulates that smaller companies (for which we qualify) are exempt from the requirements of the Sarbanes-Oxley act of 2002, and Section 404(b); the personal certification and guarantee of financial controls by the chief executive officer and attestation by a licensed auditor.

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

Revenue Recognition

The Company follows the guidance of the SEC’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company derives its revenues as follows:
•	Fees generated from the installation of video equipment are recognized at the end of the pilot period when testing is completed.
•	Monthly monitoring fees are recognized ratably over the period to which it applies.
•	Advertising revenues are recognized when the related advertisement is run.
•	Pay per view revenues are recognized, net of the amount due to the venue and artist, when the performance is aired.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Eyes on the Go, Inc.

We have audited the accompanying consolidated balance sheets of Eyes on the Go, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years in the ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses and negative cash flows from operating activities for the years ended December 31, 2013 and 2012 and has a stockholders’ deficiency of $2,602,788 as of December 31, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eyes on the Go, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Co., P.A.
Hackensack, N.J.
April 8, 2014

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$37,215	$327
Inventories	-	1,613
Deferred finance expense	24,943

TOTAL CURRENT ASSETS	$64,106	$1,940

Intangible asset, net of accumulated amortization of $50,884 and $33,824,	21,321	38,381
respectively

TOTAL ASSETS	$85,427	$40,321

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable	$33,362	$60,916
Due to related parties	1,052,114	906,466
Convertible debt	222,957	-
Derivative liability	1,379,782	-
TOTAL CURRENT LIABILITIES	$2,688,215	$967,382

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at December 31, 2013 and 2012	-	-
Series B Preferred stock, $0.000001 par value,
5,000,000 shares authorized, no shares issued
and outstanding at December 31, 2013 and 2012, respectively	-	-
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, no shares issued and outstanding
at December 31, 2013 and 2012	-	-
Common stock, $0.000001 par value,
6,000,000,000 shares authorized, 2,084,675,792 and 1,214,217,824 shares issued and outstanding at December 31, 2013
and December 31, 2012, respectively	2,085	1,215
Additional paid-in capital	1,126,048	549,420
Stock Subscription receivable	-	-
Accumulated deficit	(3,730,921)	(1,477,696)
TOTAL STOCKHOLDERS’ DEFICIENCY	(2,602,788)	(927,061)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$85,427	$40,321

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

REVENUES	$46,681	$2,724

COST OF REVENUE	7,352	22,786

GROSS INCOME (LOSS)	39,329	(20,062)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	796,094	662,536

OPERATING LOSS	(756,765)	(682,598)

OTHER:
Interest expense	873,027
Loss on change in fair market value of derivative liability	385,000
Loss on extinguishment of debt	238,433
	1,496,460

NET LOSS	(2,253,225)	(682,598)

Loss per common share	(0.001)	(0.001)

Weighted average common shares outstanding	1,403,922,478	1,183,769,653

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

			Additional
	COMMON STOCK		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE – December 31, 2011	1,168,606,568	$1,169	$373,658	$(10,000)	$(795,098)	$(430,271)

Stock Subscription Received				10,000		10,000

Sales of Common Stock	32,941,256	33	115,967			116,000

Stock issued for services	12,670,000	13	59,795			59,808

Stock issued in connection with Sysco ICare agreement	15,861,372	16	22,189			22,205

Net loss for the year					(682,598)	(682,598)

BALANCE – December 31, 2012	1,214,217,824	$1,215	$549,420	$	$(1,477,696)	$(927,061)

Sales of Common Stock	5,181,971	5	7,495			7,500

Stock issued for services	27,126,644	27	35,750			35,777

Stock issued for conversion of convertible notes	705,549,353	706	467,216			467,922

Stock issued for conversion of debt	132,600,000	133	66,167			66,300

Net loss for the year					(2,253,225)	(2,253,225)

BALANCE – December 31, 2013	2,084,675,792	$2,086	$1,126,048	$-	$(3,730,921)	$(2,602,787)

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

OPERATING ACTIVITIES:
Net loss	$(2,253,225)	$(682,598)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	216,000	216,000
Stock based payment	35,777	59,808
Amortization	17,060	17,059
Loss on change in fair value of derivative liability	385,000	-
Loss on extinguishment of debt	238,433	-
Non cash interest expense	872,551	-
Changes in operating assets and liabilities:
Accounts receivable	(1,948)	-
Inventories	1,613	-
Accounts payable	(27,554)	32,452
NET CASH USED IN OPERATING ACTIVITIES	(516,293)	(357,279)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	7,500	126,000
Proceeds of loan from related party	45,948	179,305
Proceeds from issuance of convertible debt	499,733		-
NET CASH PROVIDED BY FINANCING ACTIVITIES	553,181	305,305

INCREASE (DECREASE) IN CASH	36,888	(51,974)

CASH – BEGINNING OF YEAR	327	52,301

CASH – END OF YEAR	$37,215	$327

Non-cash investing and financing activities:
Derivative liability recognized as debt discount	$505,840	$-
Original issue discount on convertible debt	$60,741	$-
Conversion of convertible debt to common stock	$150,750	$-
Conversion of related party payable to common stock	$66,300	$-

See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
(Unaudited)

1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company follows the guidance of the SEC’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company derives its revenues as follows:
●	Fees generated from the installation of video equipment are recognized at the end of the pilot period when testing is completed.
●	Monthly monitoring fees are recognized ratably over the period to which it applies.
●	Advertising revenues are recognized when the related advertisement is run.
●	Pay per view revenues are recognized, net of the amount due to the venue and artist, when the performance is aired.

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

The derivative liability in connection with the conversion feature of the convertible debt, classified as a level 3 liability, is the only financial liability measured at fair value on a recurring basis.

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

The Company accounts for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the year ending December 31, 2013, the Company recognized a loss on extinguishment of $238,433 from the conversion of convertible debt with a bifurcated conversion option.

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Income Taxes

The Company use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

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

2           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities for the years ended December 31, 2013 and 2012, and has a stockholder’s deficiency of $2,602,788 as of December 31, 2013.  The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3           RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	June 30, 2013	December 31, 2012

Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$185,227

Due to stockholder, non-interest bearing and due on demand.	866,887	721,239
	$1,052,114	$906,466

During the years ended December 31, 2013 and 2012 the Company incurred consulting expenses totaling $216,000 for the services of three members of executive management provided by an entity owned by the CEO.  That amount is included in due to related parties.

During the year ended December 31, 2013, the stockholder referred to above exchanged $50,000 of debt owed to him for cash (see Note 4).

4           CONVERTIBLE DEBT

On February 25, 2013, Eyes on the Go, Inc. (the “Company”) entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) to sell, in one or more tranches, up to $500,000 in Original Issue Discount Senior Secured Convertible Debentures of the Company, which are due and payable 270 days after the date of issuance (the “Debentures”).  The Debentures have a ten percent (10%) original issue discount and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0015 (adjusted to $.0002238) or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date.  The Debentures are secured by all of the assets of the Company. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The Company has issued an aggregate of $591,212 of convertible notes under this agreement.

The Company has issued $22,200 in convertible notes under a separate Securities Purchase Agreement. The notes have a ten percent (10%) original issue discount and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0002238 or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date.  The Debentures are secured by all of the assets of the Company. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period.

During the year ended December 31, 2013, the Company’s majority shareholder exchanged indebtedness to him in the amount of $50,000 to unrelated third parties for cash. Simultaneous with the exchange the Company issued these parties convertible notes. .The notes are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0002 or 50% of the lowest closing bid price of the company’s common stock during the twenty trading days immediately prior to the conversion date.

Convertible Debentures Issued	$663,412
Less: Discount	289,705
Less: Converted to common stock	150,750
Carrying Value	$222,957

5           STOCKHOLDERS’ DEFICIENCY

On December 6, 2013, the Company amended its Certificate of Incorporation to raise its authorized common stock to 6 billion shares with a par value of .00001 per share.

In a March 2013, the Company issued 5,181,971 shares of common stock to investors for proceeds of $7,500.

In a March 2013, the Company issued 23,376,644 shares of common stock for consulting services which was valued at $33,227

In September 2013, the Company converted $66,300 of loans into 132,600,000 shares of the Company’s common stock.

In a March 2013, the Company issued 3,750,000 shares of common stock for consulting services which was valued at $2,550

During the year ended December 31, 2013, holders of the convertible notes converted their notes aggregating $150,750 into 705,549,353 shares of the Company’s common stock.

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

7           ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. The Company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which were valued at $22,205. The integration fee has been recorded at $72,205 and is being amortized over the four-year life of the agreement. $17,060 has been recorded for amortization of the agreement during the years ended December 31, 2013 and 2012.

8           Subsequent events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued, other than disclosed below. There were no material subsequent events as of that date.

The total shares of the Company issued and outstanding as of December 31, 2013 were 2,084,675,792.  For the period ending April 4, 2014, the Company converted a number of debt obligations which resulted in the issuance of 432,690,966 shares which brought the total issued and outstanding shares to 2,517,366,758.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

Because of the material weaknesses noted above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Changes in Internal Control over Financial Reporting

No changes have been made in internal control over financial reporting during the year ended December 31, 2013.

ITEM 9B.  OTHER INFORMATION

None
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position

Christopher Carey	61	Director; President; Acting Chief Financial Officer
Mary Weaver Carey	61	Director; Chief Operating Officer; Secretary

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

Christopher Carey is the Founder of Enterprises; he also serves as its Chief Executive Officer and Chairman of its Board of Directors. On May 10, 2011, he was elected as our President and our Acting Chief Financial Officer and on August 30, 2011, he was elected as a director of the Company. He is President of Chris Carey Advisors, LLC, a boutique management consulting company specializing in turning around distressed businesses by leveraging IT systems, implementing proprietary sales and marketing techniques, and improving productivity, which he formed in March 2009. In 1976, he founded and until 2000 served as president and director of Datatec Systems, Inc. (“Datatec”), which became North America’s largest deployment services company and which was listed on NASDAQ, and in 2002, he founded and until 2005 served as chief executive officer of Stronghold Technologies, Inc., which was also listed on NASDAQ. Since he left Datatec, in addition to founding Enterprises, he has provided turnaround and workout services to a number of private and family-owned businesses. Mr. Carey is a member of the World Presidents’ Organization, and past chapter chairman of the Young Presidents’ Organization. He was named Entrepreneur of the Year by New Jersey magazine in 1998 and Small Business Philanthropist of the Year by the Community Foundation of New Jersey in 1996. Mr. Carey graduated from Princeton University in 1975. He serves as a director for GSM Systems, a New York based reseller and services provider for broadband equipment. He is an active speaker and contributing columnist for the Huffington Post.

Mr. Carey’s experience in launching and developing technology-based start-up companies, his experience as a chief executive officer and director of two public companies and contacts in the business community led to the conclusion that he should serve as a director of the Company.

Mary Weaver Carey was appointed Vice President Operations of Enterprises on August 26, 2010. On May 10, 2011, she was elected to be our Vice President – Operations and on August 30, 2011, she was elected as a director of the Company. In October 2013, she was promoted to Chief Operating Officer.  Ms. Carey founded Datatec with her husband, Mr. Christopher Carey, in 1976 and served as its Vice President of Operations. After leaving that position in 2000 and until 2009, Ms. Carey worked as a private consultant advising several companies, helping them achieve profit and sales growth. She joined Chris Carey Advisors in 2009, at which she continues to be employed. Ms. Carey graduated from Ramapo College in 1974.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table provides certain information for the fiscal years ended December 31, 2013 and 2012 concerning compensation earned for services rendered in all capacities by our named executive officers.

SUMMARY COMPENSATION TABLE
Name	Year	Salary	Bonus	Stock Awards	Options Awards	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Christopher J Carey-¹ ² Chief Executive Officer	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Mary W Carey-¹ Vice President Operations	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

1
Although Mr. Carey and, Ms. Carey received no direct compensation from the Company, Carey Advisors received consideration for services that Mr. Carey and Ms. Carey rendered to Enterprises in 2013 and 2012 in the following amounts: Christopher Carey, $72,000 in 2012 and $72,000 in 2013; Mary W. Carey, $72,000 in 2012 and $72,000 in 2012. In addition, Mr. Carey and Ms. Carey were reimbursed for business expenses that they incurred in 2013 and 2012 in the following amounts: Christopher Carey, $0 in 2012, $0 in 2013; Mary W. Carey, $0 in 2012 and 2013.

2	President since May 10, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as February 15, 2013, with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of the Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. This information is as of the above date, except as otherwise indicated. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares. The address of each of the persons set forth below is in care of the Company, 40 Fulton Street, 24th Floor, New York, NY 10038.

Name of Beneficial Owner	Nature and Amount of Beneficial Ownership of Common Stock	Percentage of Ownership1

Christopher Carey	143,327,787	6.87%
Christopher Carey, Jr. ³	160,527,1213	7.70%
Mary Weaver Carey 4	315,321,1314	15.12%
Blazej Kesy	143,327,787	6.87%
All directors and executive officers as a group (2 persons) ¹	458,648,919	22.00%

1
Based on 2,084,675,792 shares of Common Stock, comprising 2,084,675,792 shares of Common Stock outstanding as of December 31, 2013 None of the persons named in this table owns any shares of Class B Preferred Stock.

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

Related Party Transactions

The following describes transactions for the two fiscal years ended December 31, 2013, or any currently proposed transactions, in which we were or are to be a participant and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

Agreement with Carey Advisors

On August 26, 2010, Enterprises entered into an agreement with Chris Carey Advisors, LLC under which Carey Advisors provided Enterprises the services of (i) Christopher Carey as Enterprises’ Chief Executive Officer and Chairman, for which Enterprises agreed to pay $6,000 per month, (ii) Mary Weaver Carey as its Vice President Operations, for which it agreed to pay $6,000 per month, and (iii) Blazej Kesy as its Chief Technology Officer, for which it agreed to pay $6,000 per month. In addition, Enterprises has agreed to reimburse all business related expenses of these persons which are incurred in providing their services. The agreement may be terminated upon 30 days written notice. Mr. Carey is the sole member of Carey Advisers. As of the date hereof, none of Mr. Carey or Ms. Carey are parties to any agreements with the Company. Mr. Carey and Ms. Carey are being compensated through Carey Advisors because the Company is not in a position to compensate them directly. On January 1, 2012, the Company entered into a new agreement with Carey Advisors where i) Christopher Carey will continue as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board and ii) Mary Carey would dedicated full time to the role of Vice President Operations and Director for a monthly fee of $18,000.  As the business is able to generate revenue, the Company intends to compensate these persons directly at competitive salaries and benefits. Mr. Carey and Ms. Carey are currently devoting approximately, 60% and 100% of their work time to the Company’s business. Mr. Carey and Ms. Carey have advised the Company that they intend to devote such time as may be required to the development of the Company and its business. Carey Advisors does not have other customers that compete with the business conducted and to be conducted by the Company and has advised the Company that it does not intend to do business with such customers.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $17500 and $12,500 for the fiscal years ended December 31, 2013, and 2012, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements in connection with our statutory and regulatory filings.

Audit Related Fees

There was $0 in audit related fees for each of the fiscal years ended December 31, 2013, and 2012. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for each of the fiscal years ended December 31, 2013, and 2012.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2013 are filed as part of this report.

(1)           Financial statements of the Company and its subsidiaries.

(2)           Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Item 16. Exhibits and Financial Statement Schedules

Exhibit No.	Description
3.1	Certificate of Amendment to Registrant’s Certificate of Incorporation, dated December 10, 2013
3.2	Certificate of Corrections to Certificate of Amendment to Registrant’s Certificate of Incorporation, dated April 8, 2014
31.1	Certification of Chief Executive Officer and Chief Financial Officer – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer – Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYES ON THE GO, INC.

Date: April 14, 2014	By:	/s/ Christopher Carey
Christopher Carey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Carey	Chief Executive Officer; Chief Financial	April 14, 2014
Christopher Carey	Officer; Chairman of the Board

/s/ Mary Weaver Carey	Director	April 14, 2014