Form 10-Q
period 2014-03-31
EYES ON THE GO, INC.
filed 2014-05-20
CIK 1498522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes o No x

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

As of March 31, 2014, there were 2,409,890,592 shares of the Registrant's Common Stock outstanding.

For The Quarterly Period Ended March 31, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,960	$37,215
Accounts Receivable	46,416
Prepaid Expenses		1,948
Deferred Finance Expenses	13,292	24,943
TOTAL CURRENT ASSETS	$64,668	$64,106

Intangible asset, net of accumulated amortization of $33,824	17,056	21,321
Office equipment	6,195

TOTAL ASSETS	$87,919	$85,427

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable	$14,767	$33,352
Due to related parties	1,080,150	1,052,114
Convertible Debt, net of discount of $370,625	338,990	222,957
Derivative Liability	1,632,367	1,379,782
TOTAL CURRENT LIABILITIES	3,066,274	2,688,215

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at December 31, 2013 and December 31, 2012	-	-
Series B Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 303,849 and 0 shares issued
and outstanding at December 31, 2013 and 2012, respectively	-	-
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, no shares issued and outstanding
At December 31, 2013 and 2012	-	-
Common stock, $0.000001 par value,
6,000,000,000 shares authorized, 2,409,890,592 and
2,084,675,792 shares issued and outstanding at March 31, 2014
And December 31, 2013, respectively	2,410	2,085
Additional paid-in capital	1,369,337	1,126,048
Stock Subscription receivable	-	-
Accumulated deficit	(4,350,102)	(3,730,921)
TOTAL STOCKHOLDERS’ DEFICIENCY	(2,978,355)	(2,602,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$87,919	$85,427

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2014	2013

REVENUES	$91,649	$3,131

COST OF REVENUE	8,193	766

GROSS PROFIT (LOSS)	83,456	2,365

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	297,471	188,366

Operating Loss	(214,015)	(186,001)

Other:
Interest expense	669,942	7,489
Gain on change in fair market value of derivative liability	(296,369)	(27,624)
Loss on extinguishment of debt	31,593
	405,166	(20,135)

NET LOSS	(619,181)	(165,866)

Loss per common share	(0.000)	(0.000)

Weighted average common shares outstanding	2,280,810,614	1,215,189,501

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(619,181)	$(165,866)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	54,000	54,000
Stock based payment	-	27,564
Amortization	4,265	5,855
Gain in change in fair value of derivative liability	(296,369)	(27,624)
Loss on extinguishment of debt	31,593
Non cash interest expense	655,898	7,489
Changes in operating assets and liabilities:
Accounts receivable	(44,468)	-
Prepaid expenses	-	(1,845)
Accounts payable	(18,595)	(1,123)
NET CASH USED IN OPERATING ACTIVITIES	(232,857)	(101,550)

INVESTING ACTIVITIES:
Acquisition of office equipment	(6,195)	-
NET CASH USED IN INVESTING ACTIVITIES	(6,195)	-

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	-	15,000
Proceeds/(Repayment) of loan to related party	(14,313)	12,232
Proceeds from issuance of convertible debt	221,110	120,000
Payment of deferred finance costs	-	(21,700)
NET CASH PROVIDED BY FINANCING ACTIVITIES	206,797	125,532

INCREASE IN CASH	(32,255)	23,982

CASH – BEGINNING OF PERIOD	37,215	327

CASH – END OF PERIOD	$4,960	$24,309

Non-cash investing and financing activities:
Derivative liability recognized as debt discount	$221,110	$101,557
Original issue discount on convertible debt	$38,593	$21,350
Conversion of convertible debt to common stock	$62,750	$-

See notes to financial statements

EYES ON THE GO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2013.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

Description of Business

Eyes on the Go, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on August 26, 2010. The Company designs, implements, and provides services relating to streaming video from performance spaces.

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

2     GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholder’s deficiency of $2,978,355 as of March 31, 2014. The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3     RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	March 31, 2014	December 31, 2013

Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$185,227

Due to stockholder, non-interest bearing and due on demand.	894,923	866,887
	$1,080,150	$1,052,114

During the three months ended March 31, 2014 and 2013 the Company incurred consulting expenses totaling $54,000 for the services of three members of executive management provided by an entity owned by the CEO. That amount is included in due to related parties.

4      CONVERTIBLE DEBT

On February 25, 2013, Eyes on the Go, Inc. (the “Company”) entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) to sell, in one or more tranches, up to $500,000 in Original Issue Discount Senior Secured Convertible Debentures of the Company, which are due and payable 270 days after the date of issuance (the “Debentures”). The Debentures have a ten percent (10%) original issue discount and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0015 (adjusted to $.0002238) or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date. The Debentures are secured by all of the assets of the Company. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period. The Company has issued an aggregate of $759,212 of convertible notes under this agreement.

The Company has issued $102,792 in convertible notes under a separate Securities Purchase Agreement. The notes have a ten percent (10%) original issue discount and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0002238 or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date. The Debentures are secured by all of the assets of the Company. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period.

During the year ended December 31, 2013, the Company’s majority shareholder exchanged indebtedness to him in the amount of $50,000 to unrelated third parties for cash. Simultaneous with the exchange the Company issued these parties convertible notes. .The notes are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0002 or 50% of the lowest closing bid price of the company’s common stock during the trading days immediately prior to the conversion date.

Convertible Debentures Issued	$923,115
Less: Discount	370,625
Less: Converted to common stock	213,500
Carrying Value	$$338,990

5      STOCKHOLDERS’ DEFICIENCY

During the three months ended March 31, 2014, holders of the convertible notes converted their notes aggregating $62,750 into 325,214,800 shares of the Company’s common stock.

6     INCOME TAXES

Deferred tax asset

Net operating loss	$775,000
Valuation allowance	(775,000)
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

7     ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. The Company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which were valued at $22,205. The integration fee has been recorded at $72,205 and is being amortized over the four-year life of the agreement. $4,265 has been recorded for amortization of the agreement during the three months ended March 31, 2014.

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

General

In January 2012, we introduced our Gander.tv service. This service provides online streaming video and audio images from bars, restaurants, performance spaces and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from multiple cameras and microphones or soundboards and makes them available to consumers on the Gander.tv website. The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website. We will rely on third parties for the implementation services and for onsite maintenance. We have installed 44 sites in the New York Metropolitan area. At the end of the first quarter 2014, the Company had agreements with another 3 venues to be installed in the second quarter 2014. We have developed website applications for Gander.tv that enable our customers to schedule live broadcasts, or to post previously recorded segments which would be shown during slow or down times. In addition, we have a pay-per-view application that enable our customers to schedule and broadcast shows and performances for a fee determined by the Company, our customers and the performers for each show and performance in the form of an online ticket paid by major credit card or PayPal®. The purchase of an on-line ticket entitles the purchaser to watch the live performance and have future unlimited access to the recording. The service is targeted to the performance of music, spoken word, plays and musicals, comedy, and other performances determined by the customer. The Company will collect these fees and will remit an agreed portion of the fees to the venue customer. The customer will be responsible for contracts with performers, including the terms for broadcasting and releases.

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

We have Digital Rights Agreements with the three leading music licensing companies: ASCAP, BMI, and SESAC. This provides us the rights to broadcast any licensed work over the Internet, and covers more than 17 million works. We have also entered into agreements with a number of ad networks, representing top agencies and ad campaigns that allow us to obtain video and display ads for placement on our websites.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014
COMPARED TO THREE MONTHS ENDED MARCH 31, 2013

Revenues

      Revenues for the three months ended March 31, 2014, were $91,649, compared to $3,131 for the three months ended March 31, 2013.  The increase in revenues was attributable primarily to an increase in advertising revenues generated through the placement of display and video ads on the Company’s website properties. In addition, the Company continued to increase subscription fees with the addition of venues on the network. The Company also increased revenue with growth in social media support fees.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014, were $297,471, compared to $188,366 for the three months ended March 31, 2013.  Operating expenses increased due to advertising to raise awareness for Company content and to increase visitors to the websites. In addition, the Company added a video production group to help curate content for syndication and for the placement of video clips on Company websites. The Company also added personnel to assist in monitoring performances and controlling camera angles and sound levels for broadcasts to improve the quality of the broadcast events for viewers.

During the three months ended March 31, 2014, the Company incurred net other expenses of $405,166 which resulted from interest expense, change in derivative liability, and a loss on extinguishment of debt, all relating to the issuance and accounting for our convertible debt.

Net Loss

Our net operating loss for the three month period ended March 31, 2014 was $214,015 which was an increase over the three months ending March 31, 2013 when we lost $186,001. The losses were due to investments in advertising and additional personnel as noted above. The net loss for the three month period ended March 31, 2014 was $619,181, which was made up of the operating loss plus the treatment of derivative financing instruments.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had: (i) total current assets of $64,668, consisting of $4,960 in cash, $46,416 in accounts receivable and $13,292 in deferred finance expenses, (ii) total liabilities of $3,066,274, comprised of $1,080,150 due to related parties and accounts payable of $14,767, convertible debt of $338,990 (net of discount), and $1,632,367 of derivative liability expense, (iii) a working capital deficit of $3,001,606 and (iv) an accumulated deficit of $4,350,102.

Of the $1,080,150 due to related parties, $185,227 was due May 1, 2012, and the Company is negotiating a settlement with the note holder; the remainder of the debt due to related parties has no specific repayment terms and is due on demand.

Net cash used in operating activities for the three months ended March 31, 2014, was $232,857, which included a net loss of $619,181, mostly offset by accrued fees to related parties of $54,000 and non-cash charge of $395,387, compared to net cash used in operating activities of $101,550 for the three months ended March 31, 2013.

Net cash provided by financing activities for the three months ended March 31, 2014, was $206,797, compared to net cash provided in financing activities of $125,532 for the three months ended March 31, 2013.

Cash Requirements

From its inception (August 26, 2010) to the date hereof, the Company has obtained funding through loans from related parties, private placements, sales of equity and convertible debt instruments. The Company plans to fund its activities during the remainder of fiscal 2014 and beyond from cash on hand and through the sale of debt or equity securities and/or bank financing.

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

On January 8, 2014, the Purchasers purchased Debentures from the Company in the aggregate amount of $50,400, which had a principal amount of $56,000, and the Company received net proceeds of approximately $45,360, following the payment of fees and expenses.

On February 3, 2014, the Purchasers purchased Debentures from the Company in the aggregate amount of $50,400, which had a principal amount of $56,000, and the Company received net proceeds of approximately $45,360, following the payment of fees and expenses.

On March 4, 2014, the Purchasers purchased Debentures from the Company in the aggregate amount of $50,400, which had a principal amount of $56,000, and the Company received net proceeds of approximately $45,360, following the payment of fees and expenses.

On January 9, 2014, and under similar terms as the Convertible Debentures outlined above, another third party investor purchased Debentures from the Company in the principle amount of $11,111, and the Company received net proceeds of $10,000.

On January 23, 2014, and under similar terms as the Convertible Debentures outlined above, another third party investor purchased Debentures from the Company in the principle amount of $11,111, and the Company received net proceeds of $10,000.

On February 14, 2014, and under similar terms as the Convertible Debentures outlined above, another third party investor purchased Debentures from the Company in the principle amount of $25,000, and the Company received net proceeds of $25,000.

On February 20, 2014, and under similar terms as the Convertible Debentures outlined above, another third party investor purchased Debentures from the Company in the principle amount of $22,225, and the Company received net proceeds of $20,000.

On March 17, 2014, and under similar terms as the Convertible Debentures outlined above, another third party investor purchased Debentures from the Company in the principle amount of $16,700, and the Company received net proceeds of $15,030.

On March 28, 2014, and under similar terms as the Convertible Debentures outlined above, another third party investor purchased Debentures from the Company in the principle amount of $5,556, and the Company received net proceeds of $5,000.

We can give no assurance that sufficient funding will be available on acceptable terms, or at all, and, if it is not, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into our debt securities, our stockholders may experience significant dilution.

The Company believes that it will require capital in the form of equity or borrowed money of approximately $650,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to pay its outstanding obligation of $185,227 to Mark Astrom if a settlement cannot be reached, or to expand its business as planned. Although the Company has entered into a financing arrangement in the form of Convertible Debt, it has received no commitment of the level of funding or whether the funding will continue and no assurance can be given that any such commitment will be forthcoming or, if so, in what amount.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between January 1, 2014 and March 31, 2014, we issued additional shares of common stock.

On January 21, 2014, the Company converted $31,111 of previously purchased Convertible Debentures into 139,032,951 shares of common stock.

On February 18, 2014, the Company converted $21,639 of previously purchased Convertible Debentures into 96,701,699 shares of common stock.

On March 7, 2014, the Company converted $10,558 of a previously issued Promissory Note into 52,790,150 shares of common stock.

On March 14, 2014, the Company converted $7,338 of a previously issued Promissory Note into 36,690,000 shares of common stock.

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