Form 10-Q
period 2014-06-30
EYES ON THE GO, INC.
filed 2014-08-18
CIK 1498522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

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

As of June 30, 2014, there were 2,842,586,463 shares of the Registrant's Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$168,174	$37,215
Prepaid Expenses	11,674	1,948
Deferred Finance Expenses	4,792	24,943
TOTAL CURRENT ASSETS	$184,640	$64,106

Intangible asset, net of accumulated amortization of $59,414 and $33,824	12,791	21,321

TOTAL ASSETS	$197,431	$85,427

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable	$9,798	$33,362
Due to related parties	1,134,150	1,052,114
Convertible Debt	461,927	222,957
Derivative Liability	5,108,636	1,379,782
TOTAL CURRENT LIABILITIES	6,714,511	2,688,215

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
Series B Preferred stock, $0.000001 par value
5,000,000 shares authorized, 0 shares issued and outstanding
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding

Common stock, $0.000001 par value,
6,000,000,000 shares authorized, 2,842,586,463 and
2,084,675,792 shares issued and outstanding at
June 30, 2014 and December 31, 2013, respectively	2,842	2,085
Additional paid-in capital	1,993,082	1,126,048
Accumulated deficit	(8,513,004)	(3,730,921)
TOTAL STOCKHOLDERS’ DEFICIENCY	(6,517,080)	(2,602,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$197,431	$85,427

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUES	$149,376	$7,004	$241,025	$10,135

COST OF REVENUE	2,541	610	10,734	1,376

GROSS PROFIT (LOSS)	146,835	6,394	230,291	8,759

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	543,599	149,577	841,070	337,943

Operating Loss	(396,764)	(143,183)	(610,779)	(329,184)

Other expenses (income):
Interest expense	2,240,272	63,472	2,910,214	70,961
(Gain) Loss on change in fair market value of derivative liability	1,217,946	(25,661)	921,577	(53,285)
Loss on extinguishment of debt	307,920		339,513
	3,766,138	37,811	4,171,304	17,676

NET LOSS	(4,162,902)	(180,994)	(4,782,083)	(346,860)

Loss per common share	(0.000)	(0.000)	(0.000)	(0.000)

Weighted average common shares outstanding	2,704,851,243	1,242,776,439	2,493,543,590	1,229,766,403

See notes to financial statements

EYES ON THE GO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended,
	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(4,782,083)	$(346,860)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	108,000	108,000
Stock based payment	32,240	27,564
Amortization	8,530	18,671
Gain in change in fair value of derivative liability	921,577	(53,285)
Loss on extinguishment of debt	339,513	-
Non cash interest expense	2,908,820	60,820
Changes in operating assets and liabilities:
Accounts receivable	(9,725)	-
Prepaid expenses	-	(2,244)
Accounts payable	(23,564)	7,472
NET CASH USED IN OPERATING ACTIVITIES	(496,692)	(179,862)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	-	15,000
Proceeds of (repayment of) loan from related party	(25,964)	4,570
Proceeds from issuance of convertible debt	653,615	179,475
Payment of deferred finance costs	-	(11,800)
NET CASH PROVIDED BY FINANCING ACTIVITIES	627,651	187,245

INCREASE IN CASH	130,959	7,383

CASH – BEGINNING OF PERIOD	37,215	327

CASH – END OF PERIOD	$168,174	$7,710
Non-cash investing and financing activities:
Derivative liability recognized as debt discount	$653,615	$101,557
Original issue discount on convertible debt	$96,588	$21,350
Conversion of Convertible debt to common stock	$140,882	-
Derivative liability re-classed to Equity upon conversion	$354,156	-

See notes to financial statements

EYES ON THE GO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014
(Unaudited)

1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2013.  Operating results for the six and three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

Description of Business

Eyes on the Go, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on August 26, 2010. The Company designs, implements, and provides services relating to the broadcasting of live and recorded performance events from venues and performance spaces.

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the six months ending June 30, 2014, the Company recognized a loss on extinguishment of $339,513 from the conversion of convertible debt with a bifurcated conversion option.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented

2      GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholder’s deficiency of $6,517,080 as of June 30, 2014. The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3      RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	June 30, 2014	December 31, 2013
Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$185,227

Due to stockholder, non-interest bearing and due on demand.	948,923	866,887
	$1,134,150	$1,052,114

During the six months ended June 30, 2014 and 2013 the Company incurred consulting expenses totaling $108,000 for the services of three members of executive management provided by an entity owned by the CEO. That amount is included in due to related parties. See note 8.

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

The Company has issued additional convertible notes under a separate Securities Purchase Agreement. The notes have a ten percent (10%) original issue discount and are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0002238 or 85% of the average volume weighted average price on the five (5) trading days immediately prior to the conversion date. The Debentures are secured by all of the assets of the Company. The Company has determined that the conversion feature embedded in the notes constitutes a derivative and have been bifurcated from the note and recorded as a derivative liability, with a corresponding discount recorded to the associated debt, on the accompany balance sheet, and revalued to fair market value at each reporting period.

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

Convertible Debentures Issued	$1,413,615
Less: Discount	660,056
Less: Converted to common stock	291,632
Carrying Value	$461,927

5      STOCKHOLDERS’ DEFICIENCY

During the six months ended June 30, 2014, holders of the convertible notes converted their notes aggregating $140,882 into 747,510,671 shares of the Company’s common stock.

During the six months ended June 30, 2014 the company issued 10,400,000 shares of common stock for services rendered which were valued at $32,240.

6     INCOME TAXES

Deferred tax asset

Net operating loss	$1,170,000
Valuation allowance	(1,170,000)
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

7     ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. The Company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which were valued at $22,205. The integration fee has been recorded at $72,205 and is being amortized over the four-year life of the agreement. $8,530 has been recorded for amortization of the agreement during the six months ended June 30, 2014.

8     Subsequent events

On July 24, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CHRIS CAREY ADVISORS (“CCA”), which is controlled by the Company’ Chief Executive.  CCA will forgive the original face amount of debt in the amount of $894,923 owed by the Company, in exchange for a Note which provides for interest at the rate of eight (8%) percent per annum and grants the CCA the right to convert $744,923 into unregistered common stock of the Company, $0.000001 par value per share (“Common Stock”).  The Note matures on April 24, 2015 (the “Maturity Date”), which may be extended a further nine months.  The original face amount of the Note, together with accrued interest (to the extent not converted into common stock) will be due on the Maturity Date.  The Note also provides for default interest at the rate of fifteen percent (15%) per annum for amounts not timely paid. CCA will have the right from time to time, and at any time during the term of the Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock.  Subject to an aggregate limitation on conversion, the number of shares of Common Stock to be issued upon each conversion will be determined on the date of conversion generally with reference to the lower of a (i) fixed price per share of Common Stock, or (ii) the prevailing market price of the Common Stock, discounted by fifteen (15%) percent, as defined in the Agreement. The Note contains a provision limiting the number of shares of common stock into which the Note is convertible to 4.99% of the outstanding shares of the Company’s common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

In January 2012, we introduced our Gander.tv service. This service provides online streaming video and audio images from bars, restaurants, performance spaces and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from cameras and microphones or soundboards and makes them available to consumers on the Gander.tv website. The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website. We will rely on third parties for the implementation services and for onsite maintenance. We have installed 44 sites in the New York Metropolitan area. At the end of the second quarter 2014, the Company had agreements with another 4 venues to be installed in the second quarter 2014. In addition, we removed 3 venues that had either gone out of business or did not have the quality of performances that Gander.tv determined were needed for its consumers. We have developed website applications for Gander.tv that enable our customers to schedule live broadcasts, or to post previously recorded segments which would be shown during slow or down times. In addition, we have a pay-per-view application that enable our customers to schedule and broadcast shows and performances for a fee determined by the Company, our customers and the performers for each show and performance in the form of an online ticket paid by major credit card or PayPal®. The purchase of an on-line ticket entitles the purchaser to watch the live performance and have future unlimited access to the recording. The service is targeted to the performance of music, spoken word, plays and musicals, comedy, and other performances determined by the customer. The Company will collect these fees and will remit an agreed portion of the fees to the venue customer. The customer will be responsible for contracts with performers, including the terms for broadcasting and releases.

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

Our sources of revenue for Gander.tv services and online streaming video and audio website include installation fees to cover basic installation services. The Company retains ownership of all hardware and software including the on-site controller, cameras and microphones. In some cases, we also receive monthly recurring revenue for providing these services; including all video and audio image storage and access to consumers, which is in the range of $150.00 to $300.00 per month depending upon the number of components installed. In addition, the Company receives a portion of the pay-per-view fees charged to the consumer as a revenue sharing arrangement with the venues. We are generating fees for providing social media marketing services including graphics, creating web pages and landing pages, and posting and other communications to the consumers. The Company also generates revenue through video and banner ad placement, through promotional programs and venue placement fees. In the future it will offer select consumer product sponsorships.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2014
COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Revenues

Revenues for the three months ended June 30, 2014, were $149,376, compared to $7,004 for the three months ended June 30, 2013.  The increase in revenues was attributable to the Company’s efforts to integrate and charge for the placement of video and display ads on its web sites. The company is leveraging social media marketing with venues, promoters and performers as well as select advertising to attract viewers. In addition, the company is charging customers for other services including installation and online video broadcast fees from its Gander.tv web site.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014, were $543,599, compared to $149,577 for the three months ended June 30, 2013.  Operating expenses increased due to additional personnel needed to launch and manage ad placements and to develop and improve the company’s software applications. In addition, and with the increase in online traffic, the company had significant increases in the costs of hosting and streaming the content. The company also added to its video production group that is curating content for repurposing on other company owned web sites.

During the three months ending June 30, 2014, the company incurred net other expenses of $3,766,138 which resulted from interest expense, change in derivative liability, and a loss on extinguishment of debt, all relating to the issuance and accounting for our convertible debt.

Net Loss

Our operating loss for the three month period ended June 30, 2014 was $396,764 which was an increase over the three months ending June 30, 2013 when we lost $143,183. In the current quarter, we continued to see an increase in gross profit which was $146,835 or 98% of revenue and up from 2nd quarter in 2013 when we generated $6,394 of gross profit which was 91% of revenue. The net loss for the three month period ended June 30, 2014 was $4,162,902, which was made up of the operating loss plus the treatment of derivative financing instruments.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2014
COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Revenues

Revenues for the six months ended June 30, 2014, were $241,025, compared to $10,135 for the six months ended June 30, 2013.  The increase in revenue was attributable to the increase in the placement of display and video ads on the Company’s web sites. The Company has entered into a number of ad network relationships and is able to electronically fill these ads on demand. As the company increased traffic, more ads were placed.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014, were $841,070, compared to $337,943 for the six months ended June 30, 2013.  The Company increased expenses in 2014 due to the addition of personnel in development, ad placement, and video production departments. The Company has added internal resources and outsourced expenses to continue to improve and add to its software applications.

During the six months ending June 30, 2014, the company incurred net other expenses of $4,171,304 which resulted from interest expense, change in derivative liability, and a loss on extinguishment of debt, all relating to the issuance and accounting for our convertible debt.

Net Loss

We had a net loss of $4,782,083 for the six month period ended June 30, 2014, as compared to a net loss of $346,860 for the six month period ended June 30, 2013. The increased net loss is due to the increased operating loss plus the treatment of derivative financing instruments.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had: (i) total current assets of $184,640, consisting of $168,174 in cash, $4,792 in deferred finance expenses and $11,674 in prepaid expenses, (ii) total liabilities of $6,714,511, comprised of $1,134,150 due to related parties and accounts payable of $9,798, convertible debt of $461,927 and $5,108,636 of derivative liability, (iii) a working capital deficit of $6,529,871 and (iv) an accumulated deficit of $8,513,004.

Of the $1,134,150 due to related parties, $185,227 was due May 1, 2012, and the Company is negotiating a settlement with the note holder; the remainder of the debt due to related parties, the majority of which has no specific repayment terms and is due on demand. The Company acknowledged $288,000 of the related party debt due to Chris Carey Advisors, LLC in the form of a Promissory Note dated December 31, 2011. On April 30, 2013 the Company amended that note with a maturity date of January 1, 2014 when the note will be due and, if unpaid, any remaining balance would accrue interest at 5% per annum. On July 24, 2014, the Company entered into an agreement with Chris Carey Advisors, LLC which included a discount of the debt outstanding as of June 30, 2014 for an interest payment plus the ability to convert at a discount as outlined above in “Notes to the Financial Statements”.

Net cash used in operating activities for the six months ended June 30, 2014, was $496,692, which included a net loss of $4,782,083, compared to net cash used in operating activities of $179,862 for the six months ended June 30, 2013.

Net cash provided by financing activities for the six months ended June 30, 2014, was $627,651, compared to negative net cash provided in financing activities of $187,245 for the six months ended June 30, 2013.

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

On April 1, 2014, the Purchasers purchased Debentures from the Company in the aggregate amount of $50,400, which had a principal amount of $56,000, and the Company received net proceeds of approximately $45,000, following the payment of fees and expenses.

On May 6, 2014, the Purchasers purchased Debentures from the Company in the aggregate amount of $50,400, which had a principal amount of $56,000, and the Company received net proceeds of approximately $45,000, following the payment of fees and expenses.

On May 19, 2014, the Purchasers purchased Debentures from the Company in the aggregate amount of $156,150, which had a principal amount of $173,500, and the Company received net proceeds of approximately $140,535, following the payment of fees and expenses.

On April 1, 2014, and under similar terms as the Convertible Debentures outlined above, another third party investor purchased Debentures from the Company in the principle amount of $15,000, and the Company received net proceeds of $15,000.

On April 7, 2014, another third party investor purchased Debentures from the Company in the principle amount of $30,000, and the Company received net proceeds of $30,000. The Debenture provides for a 10% interest rate with a conversion to common stock at a discount of 50% to market.

On June 10, 2014, the same investor purchased Debentures from the Company in the principle amount of $40,000, and the Company received net proceeds of $40,000. The Debenture provides for an 8% interest rate with a conversion to common stock at a discount of 50% to market.

On May 24, 2014, another third party investor purchased Debentures from the Company in the principle amount of $60,000, and the Company received net proceeds of $60,000. The Debenture provides for a 12% interest rate with a conversion to common stock at a discount of 50% to market.

On May 25, 2014, another third party investor purchased Debentures from the Company in the principle amount of $63,500, and the Company received net proceeds of $60,000. The Debenture provides for a 12% interest rate with a conversion to common stock at a discount of 45% to market.

We can give no assurance that sufficient funding will be available on acceptable terms, or at all, and, if it is not, we may have to significantly reduce, or discontinue, our operations. To the extent that we raise additional funds by issuing equity securities or securities that are convertible into our debt securities, our stockholders may experience significant dilution.

The Company believes that it will require capital in the form of equity or borrowed money of approximately $400,000 during the next 12 months. The Company’s current liquidity presents a material risk to investors because the Company does not currently have sufficient funds to pay its outstanding obligation of $185,227 to Mark Astrom if a settlement cannot be reached, or to expand its business as planned. Although the Company has entered into a financing arrangement in the form of Convertible Debt, it has received no commitment of the level of funding or whether the funding will continue and no assurance can be given that any such commitment will be forthcoming or, if so, in what amount.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between April 1, 2014 and June 30, 2014, we did issued additional shares of common stock.

On April 1, 2014, the Company converted $24,050 of previously purchased Convertible Debentures into 107,476,166 shares of common stock.

On April 3, 2014, the Company converted $7,338 of previously purchased Convertible Debentures into 36,690,000 shares of common stock.

On April 11, 2014, the Company converted $10,252 of previously purchased Convertible Debentures into 51,260,400 shares of common stock.

On April 23, 2014, the Company converted $15,644 of previously purchased Convertible Debentures into 70,000,000 shares of common stock.

On April 28, 2014, the Company converted $5,136 of previously purchased Convertible Debentures into 25,680,000 shares of common stock.

On May 19, 2014, the Company issued 10,400,000 common shares to two employees as part of their employment agreements.

On May 28, 2014, the Company converted $11,100 of previously purchased Convertible Debentures into 49,597,855 shares of common stock.

On June 16, 2014, the Company converted $16,318 of previously purchased Convertible Debentures into 81,591,450 shares of common stock.

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

	By:	/s/ CHRISTOPHER CAREY
Date: August 14, 2014		Name: Christopher Carey
Title: Chief Executive Officer, Principal Accounting Officer, President, Director