Form 10-Q
period 2014-09-30
EYES ON THE GO, INC.
filed 2014-11-19
CIK 1498522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

--------------------------------
FORM 10-Q
--------------------------------

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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

As of September 30, 2014, there were 3,154,189,761 shares of the Registrant's Common Stock outstanding.

For The Quarterly Period Ended September 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EYES ON THE GO, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash	$120,435	$37,215
Accounts Receivable	94,435	1,948
Deferred Finance Expenses	-	24,943

TOTAL CURRENT ASSETS	$215,339	$64,106

Intangible asset, net of accumulated amortization of $59,414 and $33,824	8,526	21,321

TOTAL ASSETS	$223,865	$85,427

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable	$94,635	$33,362
Due to related parties	1,171,576	1,052,114
Convertible Debt	699,427	222,957
Derivative Liability	4,866,908	1,379,782
TOTAL CURRENT LIABILITIES	6,832,546	2,688,215

STOCKHOLDERS’ DEFICIENCY:
Series A Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at September 30, 2014 and December 31, 2013	-	-
Series B Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at September 30, 2014 and December 31, 2013	-	-
Series C Preferred stock, $0.000001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding
at September 30, 2014 and December 31, 2013	-	-
Common stock, $0.000001 par value,
6,000,000,000 shares authorized, 3,154,189,761 and
2,084,675,792 shares issued and outstanding at
September 30, 2014 and December 31, 2013, respectively	3,154	2,081
Additional paid-in capital	2,504,203	1,126,048
Accumulated deficit	(9,116,038)	(3,730,921)
TOTAL STOCKHOLDERS’ DEFICIENCY	(6,608,681)	(2,602,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$223,865	$85,427

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2014	2013	2014	2013

REVENUES	$138,818	$16,579	$379,843	$26,714

COST OF REVENUE	20,263	1,601	30,997	2,977

GROSS PROFIT (LOSS)	118,555	14,978	348,846	23,737

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	682,393	169,856	1,523,463	507,799

Operating Loss	(563,838)	(154,878)	(1,174,617)	(484,062)

Other Expenses (Income):
Interest expense	347,672	82,286	3,257,886	153,247
(Gain) loss on change in fair market value of derivative liability	(385,434)	79,810	536,143	26,525
Loss on extinguishment of debt	76,958		416,471
	39,196	162,096	4,210,502	179,772

NET LOSS	(603,034)	(316,974)	(5,385,117)	(663,834)

Loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding	2,942,054,2236	1,358,077,139	2,655,743,284	1,270,985,837

See notes to financial statements

EYES ON THE GO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014		2013
OPERATING ACTIVITIES:
Net loss	$(5,385,117)		$ (663,834)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses to related parties	162,000		162,000
Stock based payment	41,841		27,564
Amortization	12,795		12,795
Gain in change in fair value of derivative liability	536,143		26,525
Loss on extinguishment of debt	416,471
Non cash interest expense	3,254,693		166,465
Changes in operating assets and liabilities:
Accounts receivable	(92,956)		-
Prepaid expenses	-		(8,158)
Accounts payable	61,273		(5,610)
NET CASH USED IN OPERATING ACTIVITIES	(992,857)		(282,253)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock and capital contributions	-		15,000
Proceeds of loan to related party	(42,538)		21,404
Proceeds from issuance of convertible debt	1,118,611		293,963
Payment of deferred finance costs	-		(46,263)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,076,077		284,104

INCREASE (DECREASE) IN CASH	83,220		1,851

CASH – BEGINNING OF PERIOD	37,215		327

CASH – END OF PERIOD	$120,435	$	$ 2,178
Non-cash investing and financing activities:
Derivative liability recognized as debt discount	$1,118,615		$245,543
Original issue discount on convertible debt	$96,588		$31,329
Conversion of Convertible debt to common stock	$228,382		$64,190
Conversion of related party payable to common stock	$691,530		$66,300

See notes to financial statements

EYES ON THE GO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes hereto as of December 31, 2013.  Operating results for the nine and three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other period.

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities. During the six months ending June 30, 2014, the Company recognized a loss on extinguishment of $307,920 from the conversion of convertible debt with a bifurcated conversion option.

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

2      GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operating activities since inception and has a stockholder’s deficiency of $6,608,681 as of September 30, 2014. The Company has relied upon the cash from its Chief Executive Officer and outside investors to fund its ongoing operations to date as it has yet to generate sufficient cash from its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern until it completes its financing activities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3      RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of:

	June 30, 2014	December 31, 2013

Promissory note to stockholder bearing interest at .55% per annum and due May 1, 2012	$185,227	$185,227

Due to stockholder, non-interest bearing and due on demand.	986,349	866,887
	$1,171,576	$1,052,114

During the nine months ended September 30, 2014 and 2013 the Company incurred consulting expenses totaling $162,000 for the services of three members of executive management provided by an entity owned by the CEO. That amount is included in due to related parties. See note 8.

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

During the year ended December 31, 2013, the Company’s majority shareholder exchanged indebtedness to him in the amount of $50,000 to unrelated third parties for cash. Simultaneous with the exchange the Company issued these parties convertible notes. The notes are convertible into shares of the Company’s common stock at the option of the holder at a purchase price equal to the lesser of $.0002 or 50% of the lowest closing bid price of the company’s common stock during the trading days immediately prior to the conversion date.

Convertible Debentures Issued	$1,878,615
Less: Discount	800,056
Less: Converted to common stock	379,132
Carrying Value	$699,427

5      STOCKHOLDERS’ DEFICIENCY

During the nine months ended September 30, 2014, holders of the convertible notes converted their notes aggregating $228,382 into 1,053,613,969 shares of the Company’s common stock.

During the nine months ended September 30, 2014, the company issued 15,900,000 shares of common stock for services rendered which were valued at $41,840.

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

7     ICARE AGREEMENT

On April 1, 2011, the Company entered into an agreement with iCare Marketing, Inc. (“iCare), a wholly owned subsidiary of Sysco Corporation (“Sysco”), whereby iCare will promote the Company’s product to Sysco’s customers. Under the agreement, the Company is committed to pay 5% of the gross revenues received from any Sysco customer, an integration fee, $250 per trade show event attended by the Company and an amount to be determined for additional promotions and marketing programs. The Company paid $50,000 of the integration fee in cash and the balance by issuing 15,861,372 shares of common stock which were valued at $22,205. The integration fee has been recorded at $72,205 and is being amortized over the four-year life of the agreement. $12,795 has been recorded for amortization of the agreement during the nine months ended September 30, 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

General

In January 2012, we introduced our Gander.tv service. This service provides online streaming video and audio images from bars, restaurants, performance spaces and clubs to consumers via a website called “Gander.tv.” We have developed a proprietary software program that runs on computer platforms at customers’ facilities that streams video images and sound from cameras and microphones or soundboards and makes them available to consumers on the Gander.tv website. The Company has entered into a hosting agreement for the consolidation of these video and audio images and their presentation to consumers via the Gander.tv website. We rely on third parties for the implementation services and for onsite maintenance. We have installed 47 sites in the New York Metropolitan area. At the end of the third quarter 2014, the Company had agreements with another 2 venues to be installed in the fourth quarter 2014. In addition, we removed 4 venues that had either gone out of business or did not have the quality of performances that Gander.tv determined were needed for its consumers.

We have developed website applications for Gander.tv that enable our customers to schedule live broadcasts, or to post previously recorded segments which would be shown during slow or down times. In addition, we have a pay-per-view application that enable our customers to schedule and broadcast shows and performances for a fee determined by the Company, our customers and the performers for each show and performance in the form of an online ticket paid by major credit card or PayPal®. The purchase of an on-line ticket entitles the purchaser to watch the live performance and have future unlimited access to the recording. The service is targeted to the performance of music, spoken word, plays and musicals, comedy, and other performances determined by the customer. The Company will collect these fees and will remit an agreed portion of the fees to the venue customer. The customer will be responsible for contracts with performers, including the terms for broadcasting and releases. The Company expanded this offering to include a subscription application, where performances can be grouped into programs for purchase on a monthly basis and with a yearly option offered at a discount.

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

Our sources of revenue for Gander.tv services and online streaming video and audio website include installation fees to cover basic installation services. The Company retains ownership of all hardware and software including the on-site controller, cameras and microphones. In some cases, we also receive monthly recurring revenue for providing these services; including all video and audio image storage and access to consumers, which is in the range of $150.00 to $300.00 per month depending upon the number of components installed. In addition, the Company receives a portion of the pay-per-view fees charged to the consumer as a revenue sharing arrangement with the venues. We are generating fees for providing social media marketing services including graphics, creating web pages and landing pages, and posting and other communications to the consumers. This also includes fees to artists to download performance files for their use in marketing and promotion. The Company also generates revenue through video and banner ad placement, through promotional programs and venue placement fees. In the future it will offer select consumer product sponsorships. We are finding other sources of revenue through linking live and recorded performances to third party entertainment channels and web sites.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2014
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

      Revenues for the three months ended September 30, 2014, were $138,818, compared to $16,579 for the three months ended September 30, 2013.  The increase in revenues was attributable to an increase in the placement of video and display ads as well as increased monthly fees from venues. The Company also realized revenue from a number of new programs offered under its new subscription application. There was also greater demand from artists for copies of performances and downloaded file fees.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014, were $682,393, compared to $169,856 for the three months ended September 30, 2013.  Operating expenses increased due to a significant increase in programming costs, an increase in hosting fees for the Company’s web sites and increased spending on advertising. In the quarter, the Company undertook two significant projects; building a subscription application and increasing the capacity and response times for our web sites. The increased costs of programming included additional full time resources in development as well as outsourced subcontractor fees. The increased costs of hosting came from building automated scaling functions into the web site and restructuring the applications to improve load times and operating efficiencies.

During the three months ending September 30, 2014, the company incurred net other expenses of $39,196 versus $169,096 for the three months ending September 30, 2013, both of which resulted from interest expense, change in derivative liability, and a loss on extinguishment of debt, all relating to the issuance and accounting for our convertible debt.

Operating Loss

Our operating loss for the three month period ended September 30, 2014 was $563,838 which was an increase over the three months ending September 30, 2013 when we lost $154,878. We experienced a similar level of gross profit compared to previous periods, and are running in the range of 85% to 90%. Gross profit is impacted by the mix of revenue.

Other expenses

Other expenses consist of interest expense on the convertible debt issued in 2014, which includes a debt discount calculated on the conversion feature of the debt which has been recorded as a derivative liability. The Company also recognized a loss on the change in fair value of the derivative liability resulting from a change in the stock price, resulting in a change in the valuation of the conversion feature.

Net Loss

Our net loss for the three month period ended September 30, 2014 was $603,034 which was an increase over the three months ending September 30, 2013 when we lost $316,974. The increased net loss was due to an increase in general and administrative expenses, interest expense and a loss in the extinguishment of debt.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2014
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

      Revenues for the nine months ended September 30, 2014, were $379,843, compared to $26,714 for the nine months ended September 30, 2013.  The increase in revenues was attributable to an increase in the placement of video and display ads as well as increased monthly fees from venues. The Company also realized revenue for the first time from a number of new programs offered under its new subscription application. There was also greater demand from artists for copies of performances which resulted in increased downloaded file fees.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014, were $1,523,463, compared to $507,799 for the nine months ended September 30, 2013.  The expenses increased due to a significant increase in programming costs as well as an increase in hosting fees for the Company’s web sites and increased costs of advertising. The Company also increased expenses in 2014 due to the addition of personnel in development, ad placement, and video production departments. The Company has added internal resources and outsourced expenses to continue to improve and add to its software applications.

Other expenses

During the nine months ending September 30, 2014, the company incurred net other expenses of $4,210,502 which resulted from interest expense, change in derivative liability, and a loss on extinguishment of debt, all relating to the issuance and accounting for our convertible debt. This compares to net other expenses for the nine months ending September 30, 2013 of $179,772.

Net Loss

We had a net loss of $5,385,117 for the nine month period ended September 30, 2014, as compared to a net loss of $663,834 for the nine month period ended September 30, 2013, principally owing to the increase in our general and administrative expenses as well as the increase due to interest expense of $3,104,639 and loss on the change in fair market value of derivative liabilities of $536,143 in 2014 versus $26,525 in 2013. In addition, there was a loss on the extinguishment of debt in 2014 of $416,471 versus no expense in 2013.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had: (i) total current assets of $215,339, consisting of $120,435 in cash and $94,904 in accounts receivable, (ii) total liabilities of $6,832,546, comprised of $1,171,576 due to related parties and accounts payable of $94,635, convertible debt of $699,427 and $4,866,908 of derivative liability expense, (iii) a working capital deficit of $6,617,207 and (iv) an accumulated deficit of $9,116,038.

Of the $1,171,576 due to related parties, $185,227 was due May 1, 2012, and the Company is negotiating a settlement with the note holder; the remainder of the debt due to related parties, the majority of which has no specific repayment terms and is due on demand. The Company entered into an agreement in July 2014 with Chris Carey Advisors, LLC, an entity controlled by its CEO, Chris Carey, whereby $894,923 of debt was discounted to $744,923 in exchange for a convertible promissory note that provides for an interest rate and set share price on conversion (refer to form 8-k filed in conjunction with the agreement).

Net cash used in operating activities for the nine months ended September 30, 2014, was $992,857, which included a net loss of $5,385,117, offset by accrued fees to related parties of $162,000 a gain in change in fair value of derivative liability of $536,143 and a non cash interest expense of $3,254,693, which compared to net cash used in operating activities of $282,253 for the nine months ended September 30, 2013.

Net cash provided by financing activities for the nine months ended September 30, 2013, was $1,076,077, compared to net cash provided in financing activities of $284,104 for the nine months ended September 30, 2013.

Cash Requirements

From its inception (August 26, 2010) to the date hereof, the Company has obtained funding through loans from related parties, private placements, sales of equity and convertible debt instruments. The Company plans to fund its activities during the remainder of fiscal 2013 and beyond from cash on hand and through the sale of debt or equity securities and/or bank financing.

On July 3, 2014, a third party investor purchased Debentures from the Company in the principle amount of $20,000, and the Company received net proceeds of $20,000. The Debenture provides for a 12% interest rate with a conversion to common stock at a discount of 45% to market.

On July 3, 2014, a third party investor purchased Debentures from the Company in the principle amount of $5,000, and the Company received net proceeds of $5,000. The Debenture provides for a 12% interest rate with a conversion to common stock at a discount of 45% to market.

On July 3, 2014, a third party investor purchased Debentures from the Company in the principle amount of $10,000, and the Company received net proceeds of $10,000. The Debenture provides for a 12% interest rate with a conversion to common stock at a discount of 45% to market.

On July 3, 2014, a third party investor purchased Debentures from the Company in the principle amount of $10,000, and the Company received net proceeds of $10,000. The Debenture provides for a 12% interest rate with a conversion to common stock at a discount of 45% to market.

On July 16, 2014, a third party investor purchased Debentures from the Company in the principle amount of $50,000, and the Company received net proceeds of $50,000. The Debenture provides for a 12% interest rate with a conversion to common stock at a discount of 45% to market.

On July 17, 2014, a third party investor purchased Debentures from the Company in the principle amount of $56,250, and the Company received net proceeds of $50,000. The Debenture provides for an 8% interest rate with a conversion to common stock at a discount of 45% to market.

On July 17, 2014, a third party investor purchased Debentures from the Company in the principle amount of $30,000, and the Company received net proceeds of $30,000. The Debenture provides for an 8% interest rate with a conversion to common stock at a discount of 40% to market.

On August 20, 2014, a third party investor purchased Debentures from the Company in the principle amount of $50,000, and the Company received net proceeds of $50,000. The Debenture provides for a 12% interest rate with a conversion to common stock at a discount of 45% to market.

On August 20, 2014, a third party investor purchased Debentures from the Company in the principle amount of $30,000, and the Company received net proceeds of $30,000. The Debenture provides for a 12% interest rate with a conversion to common stock at a discount of 45% to market.

On August 20, 2014, a third party investor purchased Debentures from the Company in the principle amount of $20,000, and the Company received net proceeds of $20,000. The Debenture provides for a 12% interest rate with a conversion to common stock at a discount of 45% to market.

On August 20, 2014, a third party investor purchased Debentures from the Company in the principle amount of $10,000, and the Company received net proceeds of $10,000. The Debenture provides for a 12% interest rate with a conversion to common stock at a discount of 45% to market.

On September 2, 2014, a third party investor purchased Debentures from the Company in the principle amount of $75,000, and the Company received net proceeds of $70,000. The Debenture provides for a 15% interest rate with a conversion to common stock at a discount of 45% to market.

On September 12, 2014, a third party investor purchased Debentures from the Company in the principle amount of $56,250, and the Company received net proceeds of $50,000. The Debenture provides for an 8% interest rate with a conversion to common stock at a discount of 45% to market.

On September 22, 2014, a third party investor purchased Debentures from the Company in the principle amount of $50,000, and the Company received net proceeds of $50,000. The Debenture provides for an 8% interest rate with a conversion to common stock at a discount of 45% to market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between July 1, 2014 and September 30, 2014, we issued:

In August 2014, the holders of the convertible notes converted their notes aggregating $25,000 into 105,042,016 shares of the Company’s common stock.

In August 2014, the holders of the convertible notes converted their notes aggregating $30,145 into 55,823,222 shares of the Company’s common stock.

In August 2014, the Company issued 4,000,000 common shares as compensation to outside consultants.

In September 2014, the Company issued 1,500,000 common shares as compensation to an outside consultant.

In September 2014, the holders of the convertible notes converted their notes aggregating $16,500 into 73,736,246 shares of the Company’s common stock.

In September 2014, the holders of the convertible notes converted their notes aggregating $16,000 into 71,501,814 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

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

	By:	/s/ CHRISTOPHER CAREY
Date: November 18, 2014		Name: Christopher Carey
Title: Chief Executive Officer, Principal Accounting Officer, President, Director